Form 10-Q
period 1995-03-31
COSMETIC CENTER INC
filed 1995-05-09
CIK 793520

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



For Quarter Ended:  MARCH 31, 1995         Commission File No.:  0-14756



                          THE COSMETIC CENTER, INC.
           (Exact name of registrant as specified in its charter)


       DELAWARE                                                52-1266697
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                          8839 GREENWOOD PLACE
                        SAVAGE, MARYLAND  20763
                  (Address of principal executive offices)


                               (301) 497-6800
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes [X]     No [  ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class A Common Stock, par value $.01 per share, outstanding as of May 1, 1995 - 2,681,292 shares

       Class B Common Stock, par value $.01 per share, outstanding as of May 1, 1995 - 1,554,742 shares

                         THE COSMETIC CENTER, INC.




                             Table of Contents






PART I - FINANCIAL INFORMATION                          PAGE


     Item 1.  Financial Statements                      4 - 8

     Item 2.  Management's Discussion and Analysis      9 -10
              of Financial Condition and Results
              of Operations


PART II - OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of
              Security Holders                             11

     Item 6.  Exhibits and Reports on Form 8-K             11

                                 PART I





ITEM 1.  Financial Statements                              PAGE

     Consolidated Balance Sheets
       As of March 31, 1995 (unaudited) and
         September 30, 1994                                4 - 5

     Consolidated Statements of Operations (unaudited)
       Three months and six months ended
         March 31, 1995 and March 25, 1994                     6

     Consolidated Statements of Cash Flows (unaudited)
       Six months ended March 31, 1995
         and March 25, 1994                                    7

     Notes to Consolidated Financial Statements (unaudited)
       Three months and six months ended
         March 31, 1995 and March 25, 1994                     8

                 THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)


                                                        March 31,  September 30,
                                                          1995         1994
                                                             (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  .  .  .  .  .  .  .  .  .  . $1,548       $1,382
  Accounts receivable, net.  .  .  .  .  .  .  .  .  .  .  1,102        1,557
  Inventories .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 54,599       50,422
  Prepaid expenses  .  .  .  .  .  .  .  .  .  .  .  .  . .1,489          552
  Prepaid income taxes.  .  .  .  .  .  .  .  .  .  .  .  .   96          159
  Deferred income tax benefit  .  .  .  .  .  .  .  .  .  .  521          521

Total current assets. .  .  .  .  .  .  .  .  .  .  .  .  59,355       54,593


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment .  .  .  .  .  .  .  .10,086        8,705
  Leasehold improvements.  .  .  .  .  .  .  .  .  .  .  . 3,651        2,680
  Leased property - capitalized  .  .  .  .  .  .  .  .  . 1,670        1,670
                                                          15,407       13,055
  Accumulated depreciation and amortization  .  .  .  .  . 6,906        5,940

                                                           8,501        7,115

DEPOSITS AND OTHER ASSETS  .  .  .  .  .  .  .  .  .  .  .   273          254

DEFERRED INCOME TAX BENEFIT.  .  .  .  .  .  .  .  .  .  .   172          172

TOTAL ASSETS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $68,301      $62,134

            See notes to consolidated financial statements.

                 THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)


                                                        March 31,  September 30,
                                                          1995         1994
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable  .  .  .  .  .  .  .  .  .  .  .  .   $11,781       $9,922
  Notes payable - bank .  .  .  .  .  .  .  .  .  .  .     8,690        5,025
  Accrued expenses  .  .  .  .  .  .  .  .  .  .  .  .     2,847        3,335
  Current portion of obligation under capital leases .       281          272

  Total current liabilities  .  .  .  .  .  .  .  .  .    23,599       18,554

OBLIGATION UNDER CAPITAL LEASES .  .  .  .  .  .  .  .       568          711

DEFERRED RENT .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,338        1,207

TOTAL LIABILITIES.  .  .  .  .  .  .  .  .  .  .  .  .    25,505       20,472

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value; authorized
     5,000,000 shares; issued and outstanding
     2,681,292 shares  .  .  .  .  .  .  .  .  .  .  .        27           27
  Class B Common stock, $.01 par value; authorized
     5,000,000 shares; issued and outstanding
     1,554,742 shares  .  .  .  .  .  .  .  .  .  .  .        15           15
  Additional paid-in capital .  .  .  .  .  .  .  .  .    21,387       21,387
  Retained earnings .  .  .  .  .  .  .  .  .  .  .  .    21,367       20,233

TOTAL SHAREHOLDERS' EQUITY   .  .  .  .  .  .  .  .  .    42,796       41,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  .  .  .  .   $68,301      $62,134


              See notes to consolidated financial statements.

               THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)
               (Dollars in thousands, except per share data)


                                Three Months Ended          Six Months Ended
                               March 31,   March 25,    March 31,     March 25,
                                 1995        1994          1995          1994


Net sales.  .  .  .  .  .  . $   29,419   $   24,792    $   71,278   $   64,289

Cost of sales including
  buying, occupancy and
  distribution .  .  .  .  .     23,506       19,592        56,739       50,571

Selling, general and
  administrative expenses  .      6,127        4,555        12,421        9,414

Total operating expenses   .     29,633       24,147        69,160       59,985

Income (loss) from
  operations.  .  .  .  .  .       (214)         645         2,118        4,304

Other income, net .  .  .  .         38           33            67           61

Interest expense  .  .  .  .       (152)         (19)         (279)         (84)

Earnings (loss) before
  income taxes .  .  .  .  .       (328)         659         1,906        4,281

Income taxes.  .  .  .  .  .       (133)         267           772        1,734

Net earnings (loss)  .  .  . $     (195)  $      392    $    1,134   $    2,547


Net earnings (loss) per
 common share
 Primary .  .  .  .  .  .  . $     (.04)  $     0.09    $     0.26   $     0.58

 Fully Diluted .  .  .  .  . $     (.04)  $     0.09    $     0.26   $     0.58

Weighted average shares
 outstanding
 Primary .  .  .  .  .  .  .  4,340,562    4,430,859     4,371,937    4,416,391

 Fully Diluted .  .  .  .  .  4,348,824    4,427,725     4,348,824    4,427,070

            See notes to consolidated financial statements.

               THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)
                         (Dollars in thousands)


                                                             Six Months Ended
                                                           March 31,   March 25,
                                                             1995         1994
Cash flows from operating activities:
  Net earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $1,134      $ 2,547
  Adjustments to reconcile net earnings to net
   cash provided (used) by operating activities:
    Depreciation and amortization  .  .  .  .  .  .  .  .    1,183          773
    Change in assets and liabilities:
      Accounts receivable, net  .  .  .  .  .  .  .  .  .      455          219
      Inventories.  .  .  .  .  .  .  .  .  .  .  .  .  .   (4,177)       1,377
      Prepaid expenses .  .  .  .  .  .  .  .  .  .  .  .   (1,154)        (180)
      Prepaid income taxes.  .  .  .  .  .  .  .  .  .  .       63          305
      Deferred income tax benefit  .  .  .  .  .  .  .  .        -          (24)
      Deposits and other assets .  .  .  .  .  .  .  .  .      (19)           4
      Accounts payable .  .  .  .  .  .  .  .  .  .  .  .    1,859       (3,974)
      Accrued expenses .  .  .  .  .  .  .  .  .  .  .  .     (488)         178
      Income taxes payable.  .  .  .  .  .  .  .  .  .  .        -          123
      Deferred rent .  .  .  .  .  .  .  .  .  .  .  .  .      131            -
      Net cash (used) provided by operating activities  .   (1,013)       1,348

Cash flows from investing activities:
  Capital expenditures, net  .  .  .  .  .  .  .  .  .  .   (2,352)        (678)
      Net cash used by investing activities .  .  .  .  .   (2,352)        (678)

Cash flows from financing activities:
  Net borrowings (payments) under line-of-credit
    agreement .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    3,665            -
  Repayments of capital lease obligations   .  .  .  .  .     (134)        (116)
  Exercise of incentive stock options .  .  .  .  .  .  .        -           38
      Net cash provided (used) by financing activities  .    3,531          (78)

Net increase in cash and cash equivalents   .  .  .  .  .      166          592
Cash and cash equivalents at beginning of period  .  .  .    1,382        1,767

Cash and cash equivalents at end of period  .  .  .  .  .   $1,548       $2,359

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest  .  .  .  .  .  .  .  .  .  .   $  246       $   84
 Cash payments for income taxes .  .  .  .  .  .  .  .  .      708        1,330
 Capital lease obligations incurred.  .  .  .  .  .  .  .        -           89




              See notes to consolidated financial statements.

                 THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE AND SIX MONTHS ENDED
                      March 31, 1995 and March 25, 1994
                                (Unaudited)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

   The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc., (the "Company") for the year ended September 30, 1994.

   The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at March 31, 1995 and March 25, 1994 and for the three and six month periods then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 30, 1994.

   The results for the three and six month periods ended March 31, 1995 and March 25, 1994 are not necessarily indicative of results expected for the entire year.


Merchandise Inventories

   The Company's inventories, consisting primarily of cosmetic, fragrance, beauty aid, and related items, are valued at the lower of cost or market. Cost is determined using the weighted average cost method.


Rental Expenses

   Certain store leases provide for minimum rentals plus additional rentals computed as a percentage of sales in excess of amounts specified in the lease as minimum rentals. The Company accrues percentage rent expense during interim periods based on actual sales in excess of the prorated annual amounts specified in the related lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

   The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. The Company opened its first retail store in 1973 and grew to nine stores in 1986, prior to its initial public offering. In September 1990, the Company relocated its distribution center to Savage, Maryland, a facility which the Company believes has the capacity to service approximately 100 specialty retail stores as well as the Company's wholesale operations. Currently, the Company operates 68 stores under the name "The Cosmetic Center " located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.


Results of Operations

   Consolidated net sales for the six months ended March 31, 1995 were $71,278,000, an increase of $6,989,000, or 10.9%, from the $64,289,000 in consolidated net sales for the six months ended March 25, 1994. Consolidated net sales for the three months ended March 31, 1995 were $29,419,000, an increase of $4,627,000, or 18.7%, from the $24,792,000 in consolidated net sales for the three months ended March 25, 1994.

   Retail sales for the six months ended March 31, 1995 were $69,698,000, an increase of $7,405,000, or 11.9%, from the $62,293,000 in sales for the six months ended March 25, 1994. Comparable store retail sales for the period decreased by $3,221,000, or 5.2%. Retail sales for the three months ended March 31, 1995 were $28,737,000, an increase of $4,644,000, or
19.3%, from the $24,093,000 in sales for the three months ended March 25, 1994. Comparable store retail sales for the period increased by $356,000, or 1.5%. Comparable store retail sales for the three months ended March 31, 1995 rebounded somewhat from the December 30, 1994 quarter decline of 9.4%, however, they were impacted by a general softening in fragrance sales, cannibalization of store sales by some new stores opened in the Company's more established market and the fact that the Easter holiday sales fell in April this year versus March last year. The Company operated 68 stores at March 31, 1995 and 51 stores at March 25, 1994.

   Wholesale sales for the six months ended March 31, 1995 were $1,580,000, an decrease of $416,000, or 20.8%, from the $1,996,000 in sales for the six months ended March 25, 1994. Wholesale sales for the three months ended March 31, 1995 were $682,000, an decrease of $17,000, or 2.4%, from the $699,000 in sales for the three months ended March 25, 1994. The Company has focused greater attention to its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

   Cost of sales, including buying, occupancy and distribution expenses, was $56,739,000 (79.6% of sales) for the six months ended March 31, 1995 versus $50,571,000 (78.7% of sales) for the six months ended March 25, 1994. Cost of sales, including buying, occupancy and distribution expenses, was $23,506,000 (79.9% of sales) for the three months ended March 31, 1995 versus $19,592,000 (79.0% of sales) for the three months ended March 25, 1994. The dollar increase for the three months and six months ended March 31, 1995 is primarily attributable to cost of sales and occupancy costs associated with the ten stores opened in the later half of fiscal 1994 and the seven stores opened during the first half of fiscal 1995. Cost of sales, including buying, occupancy and distribution expenses as a percentage of sales increased for the first three months and six months ended March 31, 1995 because of increased buying, occupancy and distribution expenses associated with the aforementioned seventeen stores opened less than one year, who's sales base has not yet grown to maturity.


   Selling, general and administrative expenses ("S G & A") were $12,421,000 (17.4% of sales) for the six months ended March 31, 1995 versus

$9,414,000 (14.6% of sales) for the six months ended March 25, 1994. Selling, general and administrative expenses were $6,127,000 (20.8% of sales) for the three months ended March 31, 1995 versus $4,555,000 (18.4% of sales) for the three months ended March 25, 1994. S G & A expenses increased $3,007,000 for the six months ended March 31, 1995 over the comparable period of last year. Of this increase approximately $2,592,000 is associated with the seventeen stores opened less than one year. S G & A expenses increased $1,572,000 for the three months ended March 31, 1995 over the comparable period of last year. Of this increase approximately $1,358,000 is associated with the seventeen stores opened less than one year. The remaining increase in S G & A expenses for the three months and six months ended March 31, 1995 is attributable to marginal increases at comparable stores and corporate overhead levels. S G & A expenses as a percentage of sales were impacted for two reasons: 1) new stores generally have a higher S G & A percentage because their sales volume has not matured and 2) although comparable store and corporate S G & A increased marginally, the S G & A percentage was negatively impacted by reduced comparable stores sales volume in the first quarter.

   Interest expense was $279,000 (0.4% of sales) for the six months ended March 31, 1995 versus $84,000 (0.1% of sales) for the six months ended March 25, 1994. Interest expense was $152,000 (0.5% of sales) for the three months ended March 31, 1995 versus $19,000 (0.1% of sales) for the three months ended March 25, 1994. The increase in interest expense is primarily attributable to borrowings under the credit facility to support the fixed asset and working capital requirements associated with new stores and the retrofit construction of hair salons in existing stores.


Liquidity and Capital Resources

   The Company's working capital was $35,736,000 at March 31, 1995 compared to $36,039,000 at September 30, 1994. The ratio of current assets to current liabilities was 2.5 at March 31, 1995 compared to 2.9 at September 30, 1994.

   Net cash used by operating activities amounted to $1,013,000 for the six months ended March 31, 1995. The principal use of cash was the purchase of inventory, not financed through account payable, for new store openings.

   Net cash used by investing activities amounted to $2,352,000 for the six months ended March 31, 1995. This investment is primarily attributable to the seven new store openings, the retrofit construction of hair salons and assets purchased for future stores.

   Net cash provided by financing activities amounted to $3,531,000 for the six months ended March 31, 1995 which represented net borrowings under the Company's credit facility to finance the inventory and fixed asset costs of new stores opened during the period. The Company also repaid capital lease obligations in the amount of $134,000.

   The Company has an unsecured credit facility (the "Facility") with a bank for maximum borrowings of $15,000,000. The Facility, which expires on February 28, 1996, is subject to repayment on demand and bears interest at an annual rate equal to three-quarters of one percent (3/4 of 1%) below the bank's prime rate, payable monthly. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At March 31, 1995, the outstanding balance under the Facility was $8,690,000.

   The Company's future capital needs primarily result from its plan to open additional new stores and the installation of hair salons in existing stores. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company plans to open fifteen stores during each of the fiscal years 1995 and 1996. The Company plans to retrofit all existing stores with hair salons, where the leases will permit. The anticipated cost of this project is approximately $1,200,000. The Company believes that funds available from the Facility and internally generated funds will provide sufficient capital to meet the Company's needs for the foreseeable future.

                                  PART II




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders on March 9, 1995, the stockholders voted on and approved the following proposal:

    1) To consider and act upon a proposal to add 300,000 shares of Class A Common Stock to the Company's 1991 Stock Option Plan.


    AFFIRMATIVE 1,121,511      NEGATIVE 112,427     ABSTAINED 2,785



ITEM 6. (A)  EXHIBITS

        EXHIBIT 27 - Financial Data Schedule as of March 31, 1995


      (B)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE COSMETIC CENTER, INC.
                                         (Registrant)


Date:   May 5, 1995                   By   /s/ Ben S. Kovalsky
                                           BEN S. KOVALSKY
                                           President and Chief Operating Officer



Date:   May 5, 1995                   By   /s/ Bruce E. Strohl
                                           BRUCE E. STROHL
                                           Vice President - Finance
                                           and Chief Financial Officer