Form 10-Q
period 1995-06-30
COSMETIC CENTER INC
filed 1995-08-03
CIK 793520

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



For Quarter Ended:  JUNE 30, 1995              Commission File No.:  0-14756



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

       Class A Common Stock, par value $.01 per share, outstanding as of July 20, 1995-2,721,472 shares

       Class B Common Stock, par value $.01 per share, outstanding as of July 20, 1995-1,562,780 shares

                         THE COSMETIC CENTER, INC.

                             Table of Contents


PART I - FINANCIAL INFORMATION                           PAGE


        Item 1.  Financial Statements                    4-8

        Item 2.  Management's Discussion and Analysis    9-11
                   of Financial Condition and
                   Results of Operations


PART II - OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K          11

                                     PART I

ITEM 1.  Financial Statements                                PAGE

        Consolidated Balance Sheet
        As of June 30, 1995 (unaudited) and
                September 30, 1994                            4-5

        Consolidated Statements of Operations (unaudited)
            Three months and nine months ended
                June 30, 1995 and June 24, 1994                 6

        Consolidated Statements of Cash Flows (unaudited)
            Nine months ended June 30, 1995
                and June 24, 1994                               7

        Notes to Consolidated Financial Statements (unaudited)
            Three months and nine months ended
                June 30, 1995 and June 24, 1994                 8

                 THE COSMETIC CENTER, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                                                             June 30,           September 30,
                                                                               1995                 1994
                                                                           (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   .  .  .  .  .  .  .  .  .  .  .  .  . .         $ 1,310               $ 1,382
  Accounts receivable, net.  .  .  .  .  .  .  .  .  .  .  .  .  .  .             888                 1,557
  Inventories .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          54,537                50,422
  Prepaid expenses  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           1,420                   552
  Prepaid income taxes .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             353                   159
  Deferred income tax benefit.  .  .  .  .  .  .  .  .  .  .  .  .  .             521                   521
Total current assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          59,029                54,593


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment.  .  .  .  .  .  .  .  .  .  .  .          11,039                 8,705
  Leasehold improvements.  .  .  . .  .  .  .  .  .  .  .  .  .  .  .           4,285                 2,680
  Leased property-capitalized .  .  .  .  .  .  .  .  .  .  .  .  .           1,670                 1,670
                                                                               16,994                13,055
  Accumulated depreciation and amortization .  .  .  .  .  .  .  .  .           7,379                 5,940

                                                                                9,615                 7,115

DEPOSITS AND OTHER ASSETS   .  .  .  .  .  .  .  .  .  .  .  .  .  .              391                   254

DEFERRED INCOME TAX BENEFIT    .  .  .  .  .  .  .  .  .  .  .  .  .              172                   172

TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          $69,207               $62,134

See notes to consolidated financial statements.

                 THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)

                                                                             June 30,          September 30,
                                                                               1995                 1994
                                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         $ 11,519           $     9,922
  Notes payable-bank  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            9,985                 5,025
  Accrued expenses .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            2,983                 3,335
  Current portion of obligation under capital leases.  .  .  .  .  .              286                   272
  Total current liabilities.  .  .  .  .  .  .  .  .  .  .  .  .   .           24,773                18,554

OBLIGATION UNDER CAPITAL LEASES.  .  .  .  .  .  .  .  .  .  .                    495                   711

DEFERRED RENT.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            1,333                 1,207

TOTAL LIABILITIES.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          26,601                 2,472

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value; authorized
     5,000,000 shares; issued and outstanding 2,721,472 shares                     27                    27
  Class B Common stock, $.01 par value; authorized
     5,000,000 shares; issued and outstanding 1,562,780 shares                     16                    15
  Additional paid-in capital.  .  .  .  .  .  .  .  .  .  .  .  .  . .         21,740                21,387
  Retained earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .
                                                                               21,177                20,233
  Treasury stock-Class B, 32,144 shares at cost.  .  .  .  .  .  .  . .          (354)                   --

TOTAL SHAREHOLDERS' EQUITY  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        42,606                41,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.  .  .  .  .   . . . . .   .      $ 69,207              $ 62,134



              See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     Three Months Ended                 Nine months Ended
                                                   June 30,       June 24,           June 30,        June 24,
                                                    1995            1994              1995             1994

Net sales .  .  .  .  .  .  .  .  .  .  .  .  .   $  31,289       $  28,339         $  102,567     $   92,628

Cost of sales including buying, occupancy
 and distribution.  .  .  .  .  .  .  .  .  . .      24,641          21,789             81,380         72,360

Selling, general and administrative
 expenses.  .  .  .  .  .  .  .  .   .   .  . .       6,771           5,083             19,192         14,497

Total operating expenses.  .  .  .  .  .  . .  .     31,412          26,872            100,572         86,857

Income (loss) from operations.  .  .  .  .  .  .       (123)          1,467              1,995          5,771

Other income, net   .  .  .  .  .  .  .  .  .  .         21              28                 88             89

Interest expense  .  .  .  .  .  .  .  .  .  .  .      (217)            (21)              (496)          (105)

Earnings (loss) before income taxes .  .  .  .  .      (319)          1,474              1,587          5,755

Income taxes   .  .  .  .  .  .  .  .  .  .  .  .      (129)            597                643          2,331

Net earnings (loss)  .  .  .  .  .  .  .  .  .  . $    (190)    $       877         $      944     $    3,424


Net earnings (loss) per common share

 Primary  .  .  .  .  .  .  .  .  .  .  .  .  .   $    (.04)    $      0.20         $     0.22     $     0.78
 Fully Diluted.  .  .  .  .  .  .  .  .  .  .  .  $    (.04)    $      0.20         $     0.22     $     0.78

Weighted average shares outstanding

 Primary .  .  .  .  .  .  .  .  .  .  .  .  .  .  4,335,105      4,412,922           4,361,703     4,415,294
 Fully Diluted.  .  .  .  .  .  .  .  .  .  .  .   4,326,857      4,401,839           4,319,492     4,400,799


 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                            Nine months Ended
                                                                          June 30,       June 24,
                                                                            1995           1994
Cash flows from operating activities:
  Net earnings .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       $   944        $ 3,424
  Adjustments to reconcile net earnings to net
   cash provided (used) by operating activities:
    Depreciation and amortization .  .  .  .  .  .  .  .  .  .  .  .        1,769          1,160
    Change in assets and liabilities:
      Accounts receivable, net .  .  .  .  .  .  .  .  .  .  .  .  .          669            (83)
      Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (4,115)        (1,945)
      Prepaid expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (1,198)          (289)
      Prepaid income taxes  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (194)           305
      Deferred income tax benefit .  .  .  .  .  .  .  .  .  .  .  .           --            (24)
      Deposits and other assets.  .  .  .  .  .  .  .  .  .  .  .  .         (137)           (96)
      Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        1,597         (1,925)
      Accrued expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (352)           160
      Income taxes payable  .  .  .  .  .  .  .  .  .  .  .  .  .  .           --             50
      Deferred rent.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          126             --
      Net cash (used) provided by operating activities .  .  .  .  .         (891)           737

Cash flows from investing activities:
  Capital expenditures, net .  .  .  .  .  .  .  .  .  .  .  .  .  .       (3,939)        (1,392)
      Net cash used by investing activities.  .  .  .  .  .  .  .  .       (3,939)        (1,392)

Cash flows from financing activities:
  Net borrowings under line-of-credit agreement  .  .  .  .  .  .  .        4,960            300
  Repayments of capital lease obligations  .  .  .  .  .  .  .  .  .         (202)          (180)
  Exercise of incentive stock options.  .  .  .  .  .  .  .  .  .  .           --             38
      Net cash provided by financing activities  .  .  .  .  .  .  .        4,758            158

Net decrease in cash and cash equivalents  .  .  .  .  .  .  .  .  .          (72)          (497)
Cash and cash equivalents at beginning of period .  .  .  .  .  .  .        1,382          1,767

Cash and cash equivalents at end of period .  .  .  .  .  .  .  .  .      $ 1,310        $ 1,270

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest .  .  .  .  .  .  .  .  .  .  .  .  .  .      $   477        $   103
 Cash payments for income taxes.  .  .  .  .  .  .  .  .  .  .  .  .          837          2,000
 Capital lease obligations incurred  .  .  .  .  .  .  .  .  .  .  .           --            192
 Treasury stock (Note 2) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          354             --

                See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                        June 30, 1995 and June 24, 1994
                                  (Unaudited)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc. (the "Company") for the year ended September 30, 1994.

   The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at June 30, 1995 and June 24, 1994 and for the three and nine month periods then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 30, 1994.

   The results for the three and nine month periods ended June 30, 1995 and June 24, 1994 are not necessarily indicative of results expected for the entire year.

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


NOTE 2 TREASURY STOCK

   During the quarter ended June 30, 1995, certain officers exercised 80,362 incentive stock options ("ISO's"). The $353,593 aggregate exercise price for these ISO's was substantially paid for by tendering to the Company, 32,144 shares of previously owned Class B Common Stock. The 32,144 shares of Treasury Stock were valued at fair market value on the date of exercise.


NOTE 3 SUBSEQUENT EVENT

   On July 8, 1995, Louis R. Weinstein, Chairman of the Board of
Directors, died of cancer. Under his employment contract the Company is obligated to pay his current salary of $348,675 per year through February 28, 1998 and at his estate's option, repurchase any in-the-money stock options. At this time the Company can not ascertain its total obligations, however, the Company's obligations will be partially offset by the proceeds of a $500,000 life insurance policy on Mr. Weinstein in which the Company is the beneficiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. The Company opened its first retail store in 1973 and grew to nine stores in 1986, prior to its initial public offering. In September 1990, the Company relocated its distribution center to Savage, Maryland, a facility which the Company believes has the capacity to service approximately 100 specialty retail stores as well as the Company's wholesale operations. Currently, the Company operates 71 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D. C.; Chicago, Illinois; Baltimore, Maryland; Richmond, Virginia; Charlotte/Raleigh, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.

Results of Operations

   Consolidated net sales for the nine months ended June 30, 1995 were $102,567,000, an increase of $9,939,000, or 10.7%, from the $92,628,000 in consolidated net sales for the nine months ended June 24, 1994. Consolidated net sales for the three months ended June 30, 1995 were $31,289,000, an increase of $2,950,000, or 10.4%, from the $28,339,000 in consolidated net sales for the three months ended June 24, 1994.

   Retail sales for the nine months ended June 30, 1995 were $100,432,000, an increase of $10,594,000, or 11.8%, from the $89,838,000 in sales for the nine months ended June 24, 1994. Comparable store retail sales for the period decreased by $4,643,000, or 5.2%. Retail sales for the three months ended June 30, 1995 were $30,734,000, an increase of $3,189,000, or 11.6%, from the $27,545,000 in sales for the three months ended June 24, 1994. Comparable store retail sales for the period decreased by $1,422,000, or 5.2% as a result of a softening in fragrance sales this year. In addition, during the quarter ended June 24, 1994 the Company experienced increased sales in several skin treatment items whose popularity was short-lived, thus the negative impact on sales this year. The Company operated 71 stores at June 30, 1995 and 54 stores at June 24, 1994.

   Wholesale sales for the nine months ended June 30, 1995 were $2,135,000, an decrease of $655,000, or 23.5%, from the $2,790,000 in sales for the nine months ended June 24, 1994. Wholesale sales for the three months ended June 30, 1995 were $555,000, an decrease of $239,000, or 30.1%, from the $794,000 in sales for the three months ended June 24, 1994. The Company has focused greater attention on its retail business but continues to serve its remaining market of independent drug and merchandise stores. Although the wholesale business is incremental to the Company's overall operation, management continues to evaluate the viability of the wholesale division.

   Cost of sales, including buying, occupancy and distribution expenses, was $81,380,000 (79.3% of sales) for the nine months ended June 30, 1995 versus $72,360,000 (78.1% of sales) for the nine months ended June 24, 1994. Cost of sales, including buying, occupancy and distribution expenses, was $24,641,000 (78.8% of sales) for the three months ended June 30, 1995 versus $21,789,000 (76.9% of sales) for the three months ended June 24, 1994. The dollar increase for the three months and nine months ended June 30, 1995 is primarily attributable to cost of sales and occupancy costs associated with the additional seventeen stores in operation at June 30, 1995 as compared to June 24, 1994. Cost of sales including buying, occupancy and distribution expenses as a percentage of sales increased for the three months and nine months ended June 30, 1995 because of increased buying, occupancy and distribution expenses associated with the aforementioned seventeen stores opened less than one year, who's sales base has not yet grown to maturity. Additionally, in the quarter ended June 30, 1995, the Company reduced its retail prices of professional hair care products, that were previously purchased through secondary sources, in order to liquidate such inventory in anticipation of receiving future shipments directly from professional hair care manufacturers.

   Selling, general and administrative ("S G & A") expenses were $19,192,000 (18.7% of sales) for the nine months ended June 30, 1995 versus $14,497,000 (15.7% of sales) for the nine months ended June 24, 1994. S G & A expenses were $6,771,000 (21.6% of sales) for the three months ended June 30, 1995 versus $5,083,000 (17.9% of sales) for the three months ended June 24, 1994. S G & A expenses increased $4,695,000 for the nine months ended June 30, 1995 over the comparable period of last year. Of this increase approximately $3,333,000 is associated with the seventeen stores opened less than one year. S G & A expenses increased $1,688,000 for the three months ended June 30, 1995 over the comparable period of last year. Of this increase approximately $1,330,000 is associated with the seventeen stores opened less than one year. The remaining increase in S G & A expenses for the three months and nine months ended June 30, 1995 is attributable to payroll and operating expenses associated with the operation of hair salons and marginal increases of S G & A expenses at comparable stores and corporate overhead levels. S G & A expenses as a percentage of sales were impacted for two reasons: 1) new stores generally have a higher S G & A percentage because their sales volume has not matured and 2) although comparable store and corporate S G & A increased marginally, the S G & A percentage was negatively impacted by reduced comparable stores sales volume in the three and nine month periods ended June 30, 1995.

   Interest expense was $496,000 (0.5% of sales) for the nine months ended June 30, 1995 versus $105,000 (0.1% of sales) for the nine months ended June 24, 1994. Interest expense was $217,000 (0.7% of sales) for the three months ended June 30, 1995 versus $21,000 (0.1% of sales) for the three months ended June 24, 1994. The increase in interest expense is primarily attributable to borrowings under the credit facility to support the fixed asset and working capital requirements associated with new stores and the retrofit construction of hair salons in existing stores.

Liquidity and Capital Resources

   The Company's working capital was $34,256,000 at June 30, 1995 compared to $36,039,000 at September 30, 1994. The ratio of current assets to current liabilities was 2.4 at June 30, 1995 compared to 2.9 at September 30, 1994.

   Net cash used by operating activities amounted to $891,000 for the nine months ended June 30, 1995. The principal use of cash was to purchase inventory, not financed through accounts payable or funds from operations, and for new store openings

   Net cash used by investing activities amounted to $3,939,000 for the nine months ended June 30, 1995. This investment is primarily attributable to the ten new store openings in fiscal 1995, the retrofit construction of hair salon and assets purchased for future stores.

   Net cash provided by financing activities amounted to $4,758,000 for the nine months ended June 30, 1995 which represented net borrowings under the Company's credit facility to finance the inventory and fixed asset costs of new stores opened during the period. The Company also repaid capital lease obligations in the amount of $202,000.

   The Company has an unsecured credit facility (the "Facility") with a bank for maximum borrowings of $15,000,000. The Facility, which expires on February 28, 1996, is subject to repayment on demand and bears interest at an annual rate equal to three-quarters of one percent (3/4 of 1%) below the bank's prime rate, payable monthly. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At June 30, 1995, the outstanding balance under the Facility was $9,985,000.

   The Company's future capital needs primarily result from its plan to open additional new stores and the installation of hair salons in existing stores. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company plans to open approximately fifteen stores in fiscal year 1995 and ten stores in fiscal year 1996. The Company plans to retrofit all existing stores with hair salons, where the leases will permit. The anticipated cost of this project is approximately $1,500,000. The Company believes that funds available from the Facility and internally generated funds will provide sufficient capital to meet the Company's needs for the foreseeable future.

                                  PART II


Item 6. (A)  Exhibits

             None

        (B)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE COSMETIC CENTER, INC.
                                           (Registrant)


Date:  8/2/95                    By   /s/ BEN S. KOVALSKY
                                          BEN S. KOVALSKY
                                          President and Chief Operating Officer



Date:  8/2/95                    By   /s/ BRUCE E. STROHL
                                          BRUCE E. STROHL
                                          Vice President-Finance
                                          and Chief Financial Officer