Form 10-K405
period 1995-09-29
COSMETIC CENTER INC
filed 1995-12-19
CIK 793520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X)  Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
            Act of 1934

            For the fiscal year ended September 29, 1995

or

     Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
            Exchange Act of 1934

            For the transition period


Commission file number 0-14756

                            THE COSMETIC CENTER, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           52-1266697
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  8839 Greenwood Place Savage, Maryland                               20763
(Address of principal executive offices)                           (Zip Code)

                                 (301) 497-6800
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                 Class B Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes  (X)    No ( )

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
                                                              Yes  (X)    No ( )

     As of December 6, 1995, the aggregate market value of the Class B Common Stock (voting) held by non-affiliates of the registrant was approximately $5,386,000.

     As of December 6, 1995, the number of shares of Class A Common Stock of the registrant issued and outstanding was 2,721,472 and of Class B Common Stock was 1,594,924.


                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy statement for annual shareholders' meeting to be held
                   March 8, 1996 . . . Part III, Items 11 - 13


                        Exhibit index appears on page 35.

                            THE COSMETIC CENTER, INC.


                                Table of Contents


                                     PART I


 Item                                                                     Page

   1.   Business.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .   3
   2.   Properties .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .   8
   3.   Legal Proceedings.  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .   9
   4.   Submission of Matters to a Vote of Security Holders  .  .   .  .  .   9



                                     PART II


   5.   Market for the Registrant's Common Stock and Related
         Stockholder Matters .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  10
   6.   Selected Financial Data .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  11
   7.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .  .  .  .  .  .  .  .  .  .  .  .  .  .  12
   8.   Financial Statements and Supplementary Data  .  .  .  .  .  .  .  .  17
   9.   Disagreements on Accounting and Financial Disclosures .  .  .  .  .  32



                                    PART III


  10.   Directors and Executive Officers of the Registrant. .  .  .  .  .  . 33
  11.   Executive Compensation.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 34
  12.   Security Ownership of Certain Beneficial Owners and Management  .  . 34
  13.   Certain Relationships and Related Transactions.  .  .  .  .  .  .  . 34



                                                 PART IV


  14.   Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .  .  .  .  35

                                     PART I

Item 1.  Business

General

      The Cosmetic Center, Inc. (the "Company"), a Delaware corporation, is primarily engaged in the retail sale and secondarily in the wholesale distribution of a wide range of brand name cosmetic, fragrance, beauty aid and related items (sometimes referred to herein as "cosmetic products"). The Company believes that it is one of the leading specialty retailers of cosmetic products in the United States and that its stores offer a larger selection of cosmetic products than other retailers in the Company's market areas.

      Historically, the primary retailers of cosmetic products have been department stores, drug stores and discount stores. Department stores offer primarily higher priced prestige items, usually at the manufacturers' suggested retail price. Traditional drug stores generally offer lower priced, mass-merchandised items and a limited selection of prestige items typically at the manufacturers' suggested retail price. Discount stores feature lower prices, but generally only offer mass-merchandised cosmetic products. The Company believes that the traditional industry marketing practices present an opportunity for a specialty retailer and that its distinctive combination of value pricing, breadth and depth of product selection, customer service, strategic store concentration and aggressive marketing creates a competitive advantage over other cosmetic product retailers.


Retail Division

      The Company's retail division, through the Company's wholly owned subsidiaries: Susan Kay Cosmetics, Inc., Anita Jean Cosmetics, Inc., and Adam Michael Cosmetics, Inc., sells cosmetic products. The Company's stores, which operate under the name "The Cosmetic Center(R)", are located in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia.

       The Company's retail division operated 77 specialty stores under the name "The Cosmetic Center(R)" as of December 6, 1995. The stores offer a broad selection of approximately 25,000 brand name prestige and mass-merchandised cosmetic products, including items in different sizes and colors, for women, men and children at everyday prices generally ranging from 10% to 50% below the manufacturers' suggested retail price, with most items priced from 10% to 20% below such price. The Company features selected weekly advertised items priced up to 70% below the manufacturers' suggested retail price. The stores' merchandise includes, among other things, perfume, cologne, after-shave, makeup, lipstick, eyeshadow, nail polish, skin care and treatment products, shampoo, hair color, hair spray, soap, bath and body products, sun tan products, eye care products, hair dryers, curling irons, hosiery, cosmetic accessories and novelty items.

      The Company's retail division operates hair salons in 67 of its 77 specialty stores. The Salon at The Cosmetic Center ("The Salon") emphasizes quality haircutting and manicure services at moderate prices for the entire family. The Salon offers the following major services: shampooing, conditioning, haircutting and styling, hair coloring, permanent waving and in some salons manicure services. In addition to professional services The Salon sells various professional hair and nail care products.

      Stores are open every day of the year (except Easter, Thanksgiving and Christmas) generally from 10:00 A.M. to 9:00 P.M., Monday through Friday; 10:00 A.M. to 7:00 P.M. on Saturday; and 11:00 A.M. to 6:00 P.M. on Sunday. The stores range in size from approximately 5,000 to 10,000 square feet and are designed to provide a combination of full-service and self-service shopping. Merchandise is generally displayed on mirror backed wall displays, color-coordinated aisle shelving units and in lighted, mirrored showcases in accordance with a detailed, standardized shelving plan. Products are displayed by department, manufacturer and size, permitting departments to expand or contract rapidly in response to changes in customer demand. Store interiors generally include wall-to-wall carpeting, color-coordinated custom designed fixtures, recessed and track lighting and background music.

      Each store is supervised by a management team comprised of a store manager and a minimum of two assistant managers. Store management personnel receive bonuses based on achievement of sales and expense control objectives by their respective stores. Store staffing includes full service sales personnel familiar with the Company's multiple product lines and other hourly employees. Managers, assistant managers and sales personnel from time to time receive training about the cosmetic products sold by the Company.

      Control over store operations is the responsibility of the Company's Vice President of Retail Operations, one regional manager and eight district managers. It is Company policy for the district managers to visit each store no less than once a week in order to ensure the quality of merchandise presentation, proper staffing and adherence to Company standards.

      Approximately 61% of the Company's sales are made for cash with the balance under major credit card plans for which the Company assumes no credit risk. The stores accept the return of merchandise.


Wholesale Division

      The Company's wholesale division, through the Company's wholly owned subsidiary M. Steven Cosmetic Company, Inc., distributes cosmetic products to independent drug stores, regional retail chains and other wholesale distributors throughout the United States.

      The Company's wholesale division emphasizes a breadth and depth of selection of brand name cosmetic products, ranging from higher priced prestige items to lower priced massmerchandised items. The wholesale division offers its customers approximately 25,000 cosmetic products, which the Company believes to be among the broadest merchandise selections offered by any cosmetic product wholesaler in the United States. The wholesale division's products are kept in stock in the Company's distribution center in Savage, Maryland, generally enabling shipment within 48 hours of receipt of an order. The division mails a catalog twice a year to all of its customers and once a year, before the Christmas season, to selected independent drug stores and regional retail chains. It also sends out a flyer several times a year featuring special promotional items. The wholesale division uses a telemarketing staff to solicit orders from independent drug stores and regional retail chains via a toll-free telephone number, as well as by mail. Independent sales representatives working on a commission basis also service many independent drug stores.

Distribution Division

      The Company's distribution division, through the Company's wholly owned subsidiary Courtney Brooke, Inc., purchases cosmetic products produced by manufacturers pursuant to Courtney Brooke's specifications for sale under the "Courtney Brooke(R)" label. These products are sold in the Company's stores, by the Company's wholesale division and to a small extent by independent sales representatives. This subsidiary continually looks for opportunities to develop additional cosmetic products that may be sold under the "Courtney Brooke(R)" label or other names.


Expansion

      The following table summarizes the number of stores opened by fiscal year by metropolitan market area as of December 6, 1995.



FISCAL                    WASHINGTON      CHICAGO     BALTIMORE     RICHMOND       NORTH     ATLANTA    PHILADELPHIA
 YEAR          TOTAL          D.C.          IL            MD           VA        CAROLINA      GA             PA
1986
 (and prior)     10           8                                        2
1987              6           2             1             3
1988              5                         4             1
1989              4                         4
1990              4           2             2
1991              5           2             3
1992              5           3             1             1
1993              8           3             3             1            1
1994             14           2             2                          1             3             4           2
1995             12           4             1                                        2             2           3
1996              4           1             1                                                      2
                ---         ----           ---          ----          ---           ---           ---         ---
                 77          27            22             6            4             5             8           5

      The Company plans to open approximately five to ten new stores in fiscal 1996. The Company has opened four stores subsequent to fiscal year 1995, has signed one additional lease for a store to open in 1996 and is presently reviewing additional retail locations. The opening of additional stores will be subject to a number of factors, including general economic and business conditions affecting consumer purchases, the availability of suitable store sites and the procurement of acceptable leases.


Purchasing

      In purchasing merchandise, the Company generally seeks to obtain purchases based on the most favorable combination of prices, quantities and merchandise selection available and, accordingly, the extent and nature of the Company's purchases from various vendors change constantly. For the 1995 fiscal year, the Company estimates that approximately 81% of its cosmetic products were purchased directly from manufacturers and their representatives (primary sources) and approximately 19% were purchased from wholesalers and retailers (secondary sources). Over the last several years, the percentage purchased from primary sources has increased from approximately 40% in fiscal year 1985 to its current level. The Company purchases merchandise from approximately 560 vendors. For the 1995 fiscal year, more than $100,000 of purchases were made from each of approximately 170 different vendors, the largest primary source vendor and secondary source vendor each accounted for approximately 7% of total purchases. As is customary in the cosmetic product industry, the Company has no long-term or exclusive contract with any vendor. Although the loss of either 7% vendor could have a short-term material adverse effect on the Company, the Company believes that it would not have a material adverse effect on the Company's long-term operations.

      Some of the cosmetic products purchased by the Company from its secondary sources may include cosmetic products that were originally sold to department stores and other retailers (resold merchandise). From time to time, certain manufacturers have taken steps to prohibit or restrict the resale of such products by department stores and other retailers. Some of the cosmetic products purchased by the Company from its secondary sources also may include trademarked products manufactured in foreign countries or trademarked products manufactured in the United States that have been sold to foreign distributors (foreign market merchandise). Periodically, United States trademark holders and their trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign market merchandise, and federal legislation for such purpose has in the past been proposed but not adopted. The Company's secondary sources generally will not disclose the identity of their supply sources, which they consider to be proprietary trade information, and, as a result, the Company cannot reliably determine the portion of the 19% of its cosmetic products purchased from secondary sources that is foreign market merchandise or resold merchandise. The Company believes that in the event of any prohibition or restriction on the importation of foreign market merchandise or the resale of merchandise, the Company could obtain alternative sources for most of its cosmetic products. In addition, certain manufacturers have not been willing to sell products to retailers who sell merchandise received from secondary sources or who offer value pricing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hair Salon Strategy".


Inventory and Distribution Management

      The Company's retail and wholesale divisions are served from a 103,000-square foot distribution center located in Savage, Maryland. The Company believes that the distribution center, which opened in September 1990, has the capacity to service approximately 100 specialty retail stores as well as the Company's wholesale operations. The Company uses a computerized inventory control and reporting system which utilizes sales data collected by an electronic point-of-sale system at each store, integrates data from the Company's operations and is a key element in the Company's planning, purchasing and distribution decisions. The computer system prepares price labels and picking orders and provides for automated reordering, minimum and maximum stocking levels and optimum order quantities based on sales. The system also permits analysis of sales data based on product groups, items and manufacturers so that the Company may respond rapidly to changes in sales patterns. The automated stock replenishment system provides the Company with a competitive advantage by reducing store personnel expenses and enabling store personnel to focus on customer service.

      Products delivered to the Company's stores are generally marked with the Company's selling price, as well as the manufacturer's suggested retail price, and are delivered to the stores in Company-operated trucks. Deliveries generally are made once a week, with more frequent deliveries during the six-week Christmas season. Frequent deliveries permit the stores to minimize storage space, increasing the space used for display and sale of merchandise. Merchandise for wholesale customers is shipped by common carriers.

      The Company currently uses an IBM Model AS400 Model F70 which was upgraded in January 1994. In fiscal years 1993 and 1994, the Company upgraded its point-of-sale system in all of its stores to provide greater data processing and analysis capacity.


Advertising

      The Company's retail division uses newspaper print and insert advertising in major metropolitan newspapers in the Company's market areas, seasonally supplemented with radio and television advertising. In order to increase store traffic and sales, the Company features selected weekly advertised items priced up to 70% below the manufacturers' suggested retail price. The wholesale division relies primarily on telemarketing, catalogs and flyers for sales promotion. The Company has been able to obtain cooperative advertising allowances from a majority of its vendors. The Company groups its stores in selected market areas, among other reasons, to obtain economies of scale on advertising expenditures.


Trade Names and Service Marks

      The Company's stores use the trade name and service mark "The Cosmetic Center(R)." The Company has registered "The Cosmetic Center(R)" as a service mark with the United States Patent and Trademark Office and with the State of Maryland. In some states, however, other businesses may use similar names and the Company's rights to open new stores under the name "The Cosmetic Center(R)" may be limited in such states. The Company uses the slogan "A Beautiful Way to Save(R)" in all of its retail advertising, for which it has obtained registration with the United States Patent and Trademark Office. The Company purchases cosmetic products produced by manufacturers for sale under the Company's "Courtney Brooke(R)" and "Biny o Biny(R)" labels. The Company has obtained federal registration for the "Courtney Brooke(R)," mark and the "Biny o Biny(R)" mark for substantially all of those classes of goods sold under the "Courtney Brooke(R)" mark and the "Biny (bullet) Biny(R)" mark.


Employees

      At September 29, 1995, the Company had approximately 1,720 employees, of whom 866 were full-time and 854 were part-time. The Company pays wages and salaries and provides fringe benefits which it believes are competitive with those of its competitors in its geographic market areas. None of the Company's employees are covered by a collective bargaining agreement and no work stoppages have been experienced. The Company believes that its relationship with its employees are satisfactory.


Competition

      The retail and wholesale cosmetic product business and professional salon services are very competitive. The Company's retail competitors include department stores, independent drug stores, national and regional drug chains, discount stores, other retail stores, large and small professional hair salon chains, and independently owned salons. Some of these competitors sell cosmetic products and professional hair services at discount prices, and many are part of large national or regional chains that have substantially greater resources and name recognition than the Company. The Company's stores compete on the basis of selling price, merchandise selection and variety, customer service, store location and ambiance. The Company believes that its distinctive combination of value pricing, breadth and depth of product selection, customer service, strategic store concentration, and aggressive marketing provides a strong basis for competition with other cosmetic product retailers. However, there can be no assurance that others using a similar approach will not become competitors of the Company.

      The Company's wholesale division competes directly with other cosmetic wholesalers nationwide. Some of these wholesalers have substantially greater resources than the Company. The Company's wholesale division competes on the basis of merchandise selection and availability, selling price and rapid delivery.


Item 2.  Properties

Store Properties

      The Company's stores range in size from approximately 5,000 to 10,000 square feet, with the average store comprising 6,190 square feet. All of the Company's stores operate under leases with the initial term expiring at varying dates until January 2006. The average remaining initial term of the store leases is approximately four years. Certain of the leases contain renewal options up to fifteen years, with the average renewal term being five years. The base rental rates on leases average approximately $13.96 per square foot. Substantially all of the Company's leases provide for additional percentage rents. Sixteen of the Company's leases terminate within the next two years. The Company believes it will be able to negotiate a new lease for these properties or lease other space in the vicinity of the current locations. The Company leases an industrial park store from a partnership in which A. Weinstein, Vice Chairman, Vice President, Secretary, and Director of the Company, holds a 35.67% limited partnership interest.

      See Item 1. Business -- Expansion for information as to the number of stores and market areas.


Distribution Center and Corporate Headquarters

      All of the Company's stores are served by a 103,000-square foot distribution center and corporate headquarters located in Savage, Maryland. This facility is leased by the Company subject to a lease agreement expiring in September 2000, with a five-year renewal option. All support services for the stores are centralized in the facility, including purchasing, data processing, advertising and general administration. The distribution center supplies all of the merchandise requirements of the Company's stores. The Company believes that this facility can service approximately 100 specialty retail stores as well as the Company's wholesale operations, and that its store locations, distribution center and inventory are adequately covered by insurance.

Item 3.  Legal Proceedings

      No material legal proceedings are pending against the Company.



Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 29, 1995.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

      The Common Stock, Class A (nonvoting) and Class B (voting), of the Company is quoted in the over-the-counter market on the NASDAQ National Market System under the symbols COSCA and COSCB, respectively. The following table sets forth the high and low closing sale prices of the common stock, for the periods indicated.


                                                      MARKET PRICE
                                           Class A                        Class B
Fiscal Year      Quarter             High             Low           High             Low
1994            First               $18 1/4         $14 3/4        $18             $14 3/4

                Second              $20 5/8         $17 3/8        $20 1/2         $17 1/2

                Third               $19 1/4         $16 1/2        $19 1/4         $15

                Fourth              $19 1/4         $15 3/4        $18 3/4         $14 3/4


1995            First               $19             $12 3/4        $18 3/4         $12 5/8

                Second              $14             $ 7            $14             $ 7 3/4

                Third               $ 9 1/4         $ 7 1/2        $11             $ 8

                Fourth              $10             $ 7 1/2        $10             $ 7 3/4


             As of December 6, 1995, there were 202 holders of record of the Company's Class A Common Stock and 140 holders of record of the Company's Class B Common Stock, excluding holders whose stock is held in nominee or street name.


Dividend Policy

            It is the Company's current policy to retain earnings to support the growth of the Company's business. Any payment of cash dividends in the future will be within the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, capital requirements, earnings, and other relevant factors. The Company has paid no dividends since its initial public offering in 1986 and does not anticipate paying cash dividends in the foreseeable future.

          The Company's certificate of incorporation provides that any cash dividends on the Class A Common Stock must be at least equal to cash dividends on the Class B Common Stock.

Item 6.  Selected Financial Data.

          The  following  selected  financial  data  has been  derived  from the
Company's consolidated financial statements, which have been audited by independent public accountants. The selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes to consolidated financial statements.


(Dollars in thousands, except per share amounts                   Fiscal Years
                                                    1995           1994          1993         1992          1991
                                                  --------       -------       -------      -------       ------
Earnings statement data:
Net sales by division:
    Retail.  .  .  .  .  .  .  .  .  .  .  .  .     $129,677      $119,975      $104,827       $95,443     $  81,743
    Wholesale.  .  .  .  .  .  .  .  .  .  .  .        2,627         3,576         4,659         5,732         5,885
                                                 -----------   -----------    ----------   -----------   -----------
Total net sales .  .  .  .  .  .  .  .  .  .  .      132,304       123,551       109,486       101,175        87,628
                                                  ----------    ----------    ----------    ----------    ----------

Cost of sales including buying,
    occupancy and distribution .  .  .  .  .  .      105,094        96,574        86,514        80,323        68,910
Selling, general and administrative
    expenses .  .  .  .  .  .  .  .  .  .  .  .       27,033        19,929        17,115        16,251        14,692
                                                  ----------    ----------    -----------   -----------   ----------
Total operating expenses .  .  .  .  .  .  .  .      132,127       116,503       103,629        96,574        83,602
                                                  ----------    ----------     ----------   -----------   ----------

Income from operations.  .  .  .  .  .  .  .  .          177         7,048         5,857         4,601         4,026

Other income, net. .  .  .  .  .  .  .  .  .  .          670           110            84            49           193

Interest expense.  .  .  .  .  .  .  .  .  .  .         (725)         (166)          (97)         (559)       (1,096)
                                                  ----------  ------------   ------------   ------------  -----------

Earnings before income taxes   .  .  .  .  .  .          122         6,992         5,844         4,091         3,123

Income taxes (benefit) provision. .  .  .  .  .         (157)        2,804         2,267         1,657         1,265
                                                 -----------   -----------   -----------   -----------   -----------

Net earnings.  .  .  .  .  .  .  .  .  .  .  .   $       279   $     4,188   $     3,577   $     2,434    $    1,858
                                                  ===========  ===========   ===========   ===========    ==========

Net earnings per common share
     Primary.  .  .  .  .  .  .  .  .  .  .  .  $        .06   $      0.95   $      0.82   $      0.68   $      0.60
                                                 ===========   ===========   ===========   ===========   ===========

     Fully Diluted.  .  .  .  .  .  .  .  .  .  $        .06   $      0.95   $      0.82   $      0.68   $      0.60
                                                 ===========   ===========   ===========   ===========   ===========


Weighted average shares outstanding
    Primary.  .  .  .  .  .  .  .  .  .  .  .      4,358,339     4,414,462     4,375,114     3,577,618     3,100,187
                                                 ===========    ===========   ===========   ===========   ===========

    Fully Diluted.  .  .  .  .  .  .  .  .  .      4,358,339     4,421,883     4,388,278     3,577,618     3,100,187
                                                 ===========    ===========   ===========   ===========   ===========


Stores open at end of period .  .  .  .  .  .             73            61            47            39            34


Balance sheet data at end of period:

Working capital.  .  .  .  .  .  .  .  .  .  .  $    33,090     $   36,039   $    33,386   $    29,918    $   13,102
Property and equipment net .  .  .  .  .  .  .       10,801          7,115         5,468         4,307         3,554
Total assets.  .  .  .  .  .  .  .  .  .  .  .       77,967         62,134        54,765        49,914        48,627
Short-term debt.  .  .  .  .  .  .  .  .  .  .       12,276          5,297           222           195        14,987
Long-term debt .  .  .  .  .  .  .  .  .  .  .          420            711           814           555           146
Shareholders' equity .  .  .  .  .  .  .  .  .       41,941         41,662        37,436        33,855        17,028

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. The Company opened its first retail store in 1973 and grew to nine stores in 1986, prior to its initial public offering. In September 1990, the Company relocated its distribution center to Savage, Maryland, a facility which the Company believes has the capacity to service approximately 100 specialty retail stores as well as the Company's wholesale operations. Currently, the Company operates 77 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.

Hair Salon Strategy

      Traditionally, the manufacturers of professional hair care products have allowed their products to be sold by retail hair salons only. Historically, the Company was able to purchase professional hair care products from secondary sources, and sales of these products generally accounted for 5% to 6 % of the Company's annual retail sales. The Company's purchases of these products and sale at value prices to consumers was not looked upon favorably by these manufacturers. With the growth of the Company over the past three years sufficient quantities of top selling professional hair care products became increasingly difficult to purchase through secondary sources. As a result, the Company decided to add hair salons in its existing stores as an add-on beauty service and with the anticipation of developing a direct relationship with the manufacturers of professional hair care products.

       In the latter half of fiscal 1994, the Company opened hair salons in twelve of the thirteen new stores in the Philadelphia, Pa., Charlotte/Raleigh, N.C. and Atlanta, Ga. market areas. In February 1995, the Company began to retrofit existing stores in its Washington D.C. and Chicago, IL. market areas. As of December 6, 1995, the Company has built or retrofited 67 of its 77 stores to include hair salons.

      In the Spring of 1995, the Company obtained a verbal commitment from one of the four major professional hair care products manufacturers to sell to the Company on a direct basis. However, in order to receive these products on a direct basis, the Company was asked to remove from all of its retail stores, all professional hair care products that were purchased from a secondary source. In order to build a relationship with this manufacturer, the Company agreed to the manufacturer's requirements in June 1995. Approximately 30 days later, the Company began to receive professional hair care products directly from this manufacturer and continues to receive such products today. However, this manufacturer represents one third of the 6% of sales volume the Company surrendered in order to build the direct purchase relationship. The loss of these professional hair care product sales has adversely affected retail sales and profits. The Company is attempting to develop a similar relationship with the other three major manufacturers, but there are no assurances this will be achieved.

      Although the Company has lost sales and profits during the transition stages of this arrangement, the Company believes that there are future benefits to be derived from maintaining and expanding the arrangement. The gross margin on professional hair care products purchased on a direct basis are significantly higher than the gross margin on professional hair care products purchased on a secondary source basis. In addition, because of the direct relationship, the Company is able to maintain sufficient quantities of professional hair care products in stock, which it could not otherwise maintain.


Results of Operations

      The Company's fiscal year ends on the last Friday of September. Fiscal years for the following discussion ended on September 29, 1995, September 30, 1994, and September 24, 1993. Fiscal years 1995 and 1993 each consisted of 52 weeks and fiscal year 1994 consisted of 53 weeks.


Fiscal Year Ended September 29, 1995

      Consolidated net sales for the year ended September 29, 1995 were $132.3 million, an increase of $8.7 million, or 7.0%, from the $123.6 million in consolidated net sales for the year ended September 30, 1994.

      Retail sales for the year ended September 29, 1995 were $129.7 million, an increase of $9.7 million, or 8.1%, from the $120.0 million in retail sales for the year ended September 30, 1994. The increase in retail sales was primarily attributable to the twelve stores opened at various dates in fiscal 1995 and the ten stores opened in the second half of fiscal year 1994 which were in operation for a full year in fiscal year 1995. Comparable store retail sales for the fiscal year were $110.4 million as compared to $119.8 million for the 1994 fiscal year, a decline of $9.4 million of which approximately $1.9 million is attributable to the extra week in fiscal year 1994. Comparable store sales have also been adversely affected by a softening in fragrance sales for most of the year and by the transition in the process of purchasing professional hair care products described above. The Company operated 73 stores at September 29, 1995 as compared to 61 stores at September 30, 1994.

      Wholesale sales for the year ended September 29, 1995 were $2.6 million, a decrease of $1.0 million, or 27.8%, from the $3.6 million in wholesale sales for the year ended September 30, 1994. The decrease in the wholesale business is attributable to a general softening in retail sales nationwide and a continued shrinking of the independent drug store market. These market conditions are expected to continue for the foreseeable future. The Company continues to emphasize customer service and value as key elements in its efforts to stabilize wholesale sales. The Company has focused greater attention on its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

      Cost of sales, including buying, occupancy and distribution expense, was $105.1 million (79.4% of sales) for the year ended September 29, 1995, versus $96.6 million (78.2% of sales) for the year ended September 30, 1994. The dollar increase was primarily attributable to cost of sales and occupancy costs associated with the twelve stores opened in fiscal 1995, the ten stores opened in the second half of fiscal year 1994, which were in operation for a full year in fiscal year 1995, and additional buying and distribution expenses to support the new stores. Cost of sales including buying, occupancy and distribution expenses as a percentage of sales increased for the 1995 fiscal year because of increased buying, occupancy and distribution expenses associated with the aforementioned new stores, whose sales volume has not yet grown to the level experienced by mature stores. The percentage was also adversely affected by the decline in comparable store sales.

      Selling, general and administrative ("S G & A") expenses were $27.0 million (20.4% of sales) for the year ended September 29, 1995, versus $19.9 million (16.1% of sales) for the year ended September 30, 1994. S G & A expenses increased $7.1 million for fiscal year 1995 versus fiscal year 1994. Of this increase $5.0 million was associated with the twelve stores opened in fiscal 1995 and the ten stores opened in the second half of fiscal 1994. These twenty-two stores, or 30% of all stores, generated additional sales of $18.2 million, thus their S G & A expenses as a percentage of sales was 27.5%, thus increasing the overall S G & A percentage. New stores generally have a higher S G & A percentage until their sales volume matures.

      S G & A expenses for the fiscal year 1995 also included some one-time expenses. The Company absorbed an $800,000 payroll expense for salary continuation benefits under the remaining term of the employment contract of the Company's Chairman, Louis R. Weinstein, who died on July 8, 1995. This expense was partially funded by $550,000 of proceeds under a life insurance contract, which is included in other income. Additionally, the Company absorbed approximately $340,000 of S G & A expenses, which included a $150,000 lease termination fee, on a "close out" store concept which was opened and closed within the 1995 fiscal year.

      The remaining increase in S G & A expenses for the fiscal year 1995 was attributable to payroll and operating expenses associated with the operation of hair salons and marginal increases of S G & A expenses at comparable stores and corporate overhead levels. S G & A expenses as a percentage of sales were adversely affected by the relatively lower sales volume of the twenty-two stores discussed above and by the reduced comparable store sales volume for fiscal year 1995.

      Interest expense was $725 thousand (0.5% of sales) for the year ended September 29, 1995, versus $166 thousand (0.1% of sales) for the year ended September 30, 1994. The increase in interest expense was primarily attributable to borrowings under the credit facility to support the fixed asset and working capital requirements associated with new stores and the retrofit construction of hair salons in existing stores.

      The income tax provision for fiscal year 1995 includes a tax benefit of approximately $216,000 because the proceeds from the life insurance contract is not taxable for tax purposes.

Fiscal Year Ended September 30, 1994

      Consolidated net sales for the year ended September 30, 1994 were $123.6 million, an increase of $14.1 million, or 12.9%, from the $109.5 million in consolidated net sales for the year ended September 24, 1993.

      Retail sales for the year ended September 30, 1994 were $120.0 million, an increase of $15.2 million, or 14.5%, from the $104.8 million in retail sales for the year ended September 24, 1993. The increase in retail sales was attributable to the fourteen stores opened at various dates in fiscal 1994, the eight stores opened in fiscal year 1993 which were in operation for a full year in fiscal year 1994 and comparable store sales growth. The Company operated 61 stores at September 30, 1994 as compared to 47 stores at September 24, 1993. Comparable store retail sales for the year increased $4.4 million, or 4.2%.

      Wholesale sales for the year ended September 30, 1994 were $3.6 million, a decrease of $1.1 million, or 23.4%, from the $4.7 million in wholesale sales for the year ended September 24, 1993.

      Cost of sales, including buying, occupancy and distribution expense was $96.6 million (78.2% of sales) for the year ended September 30, 1994, versus $86.5 million (79.0% of sales) for the year ended September 24, 1993. The dollar increase was primarily attributable to cost of sales and occupancy costs associated with the fourteen stores opened in fiscal 1994 and the eight stores opened in fiscal year 1993, which were in operation for a full year in fiscal year 1994. Cost of sales as a percentage of sales improved as a result of the Company continuing to increase its merchandise purchases from direct sources, which contributes higher gross margins, and from the Company emphasizing its private label products which also contribute higher gross margins.

      S G & A expenses  were $19.9  million  (16.1% of sales) for the year ended
September 30, 1994, versus $17.1 million (15.6% of sales) for the year ended September 24, 1993. The dollar increase was primarily attributable to S G & A expenses associated with the fourteen stores opened in fiscal 1994. S G & A expenses in dollars and as percent to sales increased in the fourth quarter of fiscal year 1994 for the following reasons: (1) Seven of the fourteen stores opened for the year were opened in the fourth quarter. A new store generally has a higher level of S G & A expense percentage because of its immature sales volume. (2) The Company absorbed start up operating expenses related to the introduction of hair salons in the Company's three new expansion markets. (3) The Company increased its advertising expenditures in its expansion markets.

      Interest expense was $166 thousand (0.1% of sales) for the year ended September 30, 1994, versus $97 thousand (0.1% of sales) for the year ended September 24, 1993. The increase in interest expense was primarily attributable to increased borrowing to support the retail store expansion and capital lease obligations related to the point-of-sale equipment purchases.


Liquidity and Capital Resources

      The Company's working capital was $33.1 million at September 29, 1995 compared to $36.0 million at September 30, 1994. The ratio of current assets to current liabilities was 2.0 at September 29, 1995 and 2.9 at September 30, 1994.

      Net cash used in operating activities amounted to $1,152,000 for the fiscal year ended September 29, 1995. The principal use of cash was to purchase inventory not financed through accounts payable or funds from operations after adding back depreciation and amortization.

      Net cash used in investing activities amounted to $5,598,000 for the fiscal year ended September 29, 1995. This investment is primarily attributable to the twelve stores opened during the period and the retrofit construction of hair salons in existing stores.

      Net cash provided by financing activities amounted to $6,688,000 for the fiscal year ended September 29, 1995. Under the Company's credit facility the Company had net borrowings of $6,960,000 to finance the inventory and fixed asset costs of new stores opened during the period and the installation of hair salons. The Company also repaid capital lease obligations in the amount of $272,000.

      At September 29, 1995, the Company had an unsecured credit facility (the "Facility") with a bank for maximum borrowing of $15.0 million. The Facility, which expires on March 10, 1996, is subject to repayment on demand and bears interest, payable monthly, at an annual rate equal to three-quarters of one percent (3/4 of 1%) below the bank's prime rate or at LIBOR plus 115 basis points. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At September 29, 1995, there was an outstanding balance of $11,985,000 under the Facility. The Company is presently negotiating an extension of the Facility with its bank.

      The Company's future capital needs primarily result from its plan to open additional new stores and completing the installation of hair salons in a few existing stores. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company plans to open five to ten stores during the fiscal year 1996. The Company believes that funds available from the Facility and internally generated funds will provide sufficient capital to meet the Company's needs for the next year.

Seasonality

      The Company's business is seasonal. The highest volume of sales for both the retail and wholesale divisions occurs during the first fiscal quarter.


Inflation

      While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation in the future.

Item 8.  Financial Statements and Supplementary Data.



Consolidated Financial Statements                                 Page


Report of Independent Public Accountants ........................  18


Consolidated Balance Sheets
   as of September 29, 1995 and September 30, 1994 ..............  19


Consolidated Statements of Earnings .............................  21
   Fifty-two weeks ended September 29, 1995
   Fifty-three  weeks ended  September 30, 1994
   Fifty-two  weeks ended September 24, 1993


Consolidated Statements of Shareholders' Equity .................  22
   Fifty-two weeks ended September 29, 1995
   Fifty-three  weeks ended  September 30, 1994
   Fifty-two  weeks ended September 24, 1993


Consolidated Statements of Cash Flows ...........................  23
   Fifty-two weeks ended September 29, 1995
   Fifty-three weeks ended September 30, 1994 Fifty-two weeks ended September 24, 1993


Notes to Consolidated Financial Statements ......................  24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cosmetic Center, Inc.:



We have audited the accompanying consolidated balance sheets of The Cosmetic Center, Inc. (a Delaware corporation), and subsidiaries as of September 29, 1995, and September 30, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cosmetic Center, Inc., and subsidiaries as of September 29, 1995, and September 30, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 1995, in conformity with generally accepted accounting principles.



                             /S/ ARTHUR ANDERSEN LLP


Washington, D.C.,
  November 10, 1995

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                               1995        1994
                                            ---------    --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................    $ 1,320    $ 1,382
  Accounts receivable, less allowance for
     doubtful accounts of $20 in 1995 and 1994 ...........        881      1,557
  Inventories ............................................     61,891     50,422
  Prepaid expenses .......................................        529        552
  Prepaid income taxes ...................................      1,142        159
  Deferred income tax benefit ............................        970        521
                                                              -------    -------

Total current assets .....................................     66,733     54,593
                                                              -------    -------


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment ......................     11,410      8,705
  Leasehold improvements .................................      4,932      2,680
  Leased property -- capitalized .........................      1,670      1,670
                                                              -------    -------
                                                               18,012     13,055

  Accumulated depreciation and amortization ..............      7,211      5,940
                                                              -------    -------

                                                               10,801      7,115
                                                              -------    -------

DEPOSITS AND OTHER ASSETS ................................        307        254
                                                              -------    -------

DEFERRED INCOME TAX BENEFIT ..............................        126        172
                                                              -------    -------

TOTAL ASSETS .............................................    $77,967    $62,134
                                                              =======    =======


                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                           1995            1994
                                                       ------------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................       $ 17,309        $ 9,922
  Note payable -- bank ...........................         11,985          5,025
  Accrued expenses ...............................          3,628          3,335
  Income taxes payable ...........................            430           --
  Current portion of obligation
    under capital leases .........................            291            272
                                                         --------        -------

  Total current liabilities ......................         33,643         18,554

OBLIGATION UNDER CAPITAL LEASES ..................            420            711

DEFERRED RENT ....................................          1,339          1,207

OTHER LIABILITIES ................................            624           --
                                                         --------        -------

TOTAL LIABILITIES ................................         36,026         20,472

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:  (Note 4)
  Class A common stock, $.01 par value;
     authorized 5,000,000 shares; issued
     and outstanding 2,721,472 shares
     and 2,681,292 shares, respectively ..........             27             27
  Class B common stock, $.01 par value;
     authorized 5,000,000 shares; issued
     1,594,924 shares and 1,554,742
     shares, respectively ........................             16             15
  Additional paid-in capital .....................         21,740         21,387
  Retained earnings ..............................         20,512         20,233
  Treasury stock-Class B common stock,
     32,144 shares at cost .......................           (354)          --
                                                         --------        -------

TOTAL SHAREHOLDERS' EQUITY .......................         41,941         41,662
                                                         --------        -------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY ........................................       $ 77,967        $62,134
                                                         ========        =======



                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                  (Dollars in thousands, except per share data)


                                                        1995             1994       1993
                                                     -----------    -----------    -----------

Net sales ........................................   $   132,304    $   123,551    $   109,486
                                                     -----------    -----------    -----------

Cost of sales including buying, occupancy
and distribution .................................       105,094         96,574         86,514

Selling, general and administrative expenses .....        27,033         19,929         17,115
                                                     -----------    -----------    -----------

Total operating expenses .........................       132,127        116,503        103,629
                                                     -----------    -----------    -----------

Income from operations ...........................           177          7,048          5,857

Other income, net ................................           670            110             84

Interest expense .................................          (725)          (166)           (97)
                                                     -----------   -----------     -----------

Earnings before income taxes .....................           122          6,992          5,844

Income taxes (benefit) provision .................          (157)         2,804          2,267
                                                     -----------    -----------    -----------

Net earnings .....................................   $       279    $     4,188    $     3,577
                                                     ===========    ===========    ===========

Net earnings per common share
Primary ..........................................   $       .06    $      0.95    $      0.82
                                                     ===========    ===========    ===========

Fully Diluted ....................................   $       .06    $      0.95    $      0.82
                                                     ===========    ===========    ===========

Weighted average shares outstanding
Primary ..........................................     4,358,339      4,414,462      4,375,114
                                                     ===========    ===========    ===========

Fully Diluted ....................................     4,358,339      4,421,883      4,388,278
                                                     ===========    ===========    ===========


                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)

                                         Class A         Class B      Additional                                     Total
                                         Common          Common         Paid-in      Retained       Treasury     Shareholders'
                                          Stock           Stock         Capital      Earnings         Stock          Equity
Balances at
 September 25, 1992  ....................  $27             $15           $21,345      $12,468         $--            $33,855

   Exercise of stock
    options, 1,000 shares ...............   --             --                  4         --            --                  4

   Net earnings .........................   --             --                 --        3,577          --              3,577
                                         -------        -------           --------    ------         -------         --------

Balances at
 September 24, 1993  ....................   27              15            21,349       16,045           --            37,436

   Exercise of stock
    options, 6,050 shares ...............  --              --                 38         --            --                 38

   Net earnings .........................  --              --               --          4,188           --             4,188
                                         -------       -------         -----------    --------       -------          -------
Balances at
 September 30, 1994  ....................   27              15            21,387       20,233           --            41,662
                                         -------       -------         ---------     --------        -------          -------
   Exercise of stock options,
   32,144 Class B common shares
   tendered for 40,180
   Class A common shares and 40,182
   Class B common shares ...............    --               1               353         --            (354)             --

   Net earnings ........................    --              --                --          279            --              279
                                          -------       -------         -----------   --------        -------         ---------

Balances at
 September 29, 1995  ..................    $27             $16           $21,740      $20,512         $(354)         $41,941
                                          =======       =======        ===========   ========        =======         ========

See notes to consolidated financial statements.

                                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Dollars in thousands)

                                                                          1995           1994          1993
                                                                        --------      ---------      ------
Cash flows from operating activities:
  Net earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     279      $   4,188     $   3,577
  Adjustments to reconcile net earnings to net
   cash (used in) provided by operating activities:
    Depreciation and amortization.  .  .  .  .  .  .  .  .  .  .           2,341          1,580         1,392
    Loss on disposal of assets.  .  .  .  .  .  .  .  .  .  .  .  .           --             --            23
    Change in assets and liabilities:
      Accounts receivable, net.  .  .  .  .  .  .  .  .  .  .  .  .          676           (484)           12
      Inventories.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (11,469)        (5,420)       (3,785)
      Prepaid expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (406)          (341)         (247)
      Prepaid income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .          (983)          (103)          144
      Deposits and other assets.  .  .  .  .  .  .  .  .  .  .  .            (53)          (140)          (94)
      Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .          7,387         (2,895)          937
      Accrued expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .  .            293            903            47
      Deferred rent.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            132            163           --
      Other liabilities.  .  .  .  .  .  .  .  .  .  .  .  .   .             624             --           --
      Income taxes payable.  .  .  .  .  .  .  .  .  .  .  .  .  .           430             --           --
      Deferred income tax benefit.  .  .  .  .  .  .  .  .  .  .            (403)           207           (36)
                                                                       -------------   ----------   -----------
      Net cash (used in) provided by operating activities .  .            (1,152)        (2,342)        1,970
                                                                       -------------    ---------    -----------

Cash flows from investing activities:
  Capital expenditures, net.  .  .  .  .  .  .  .  .  .  .  .  .  .       (5,633)        (2,861)       (1,860)
  Proceeds from sale of equipment .  .  .  .  .  .  .  .  .  .                35             --            27
                                                                       ----------    -----------    ----------
      Net cash used in investing activities.  .  .  .  .  .  .  .         (5,598)        (2,861)       (1,833)
                                                                       ---------      ----------    ---------

Cash flows from financing activities:
  Net borrowings under line-of-credit agreement     .  .  .  .             6,960          5,025            --
  Repayments of capital lease obligations  .  .  .  .  .  .  .              (272)          (245)         (316)
  Exercise of stock options.  .  .  .  .  .  .  .  .  .  .  .  .  .             --           38             4
                                                                       -----------      ----------  -----------
      Net cash provided by (used in) financing activities    .             6,688          4,818          (312)
                                                                       ---------      -----------   ----------

Net decrease in cash and cash equivalents     .  .  .  .  .  .               (62)          (385)         (175)
Cash and cash equivalents at beginning of year      .  .  .  .             1,382          1,767         1,942
                                                                       ---------      ----------     ------------

Cash and cash equivalents at end of year   .  .  .  .  .  .  .         $   1,320      $   1,382       $ 1,767
                                                                       =========      ===========     ==========

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest.  .  .  .  .  .  .  .  .  .  .  .  .  .    $     696      $     146     $      97
 Cash payments for income taxes.  .  .  .  .  .  .  .  .  .  .               837          2,700         2,159
 Capital lease obligations incurred.  .  .  .  .  .  .  .  .  .  .            --            192           602
 Treasury stock (Note 4 ).  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      354            --             --


See notes to consolidated financial statements.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of The Cosmetic Center, Inc. and its wholly owned subsidiaries (the "Company"). The Company sells cosmetic, fragrance, beauty aid and related items on a retail basis under the name "The Cosmetic Center(R)" in Georgia, Illinois, Maryland, New Jersey, North Carolina, Pennsylvania, and Virginia, on a wholesale basis through M. Steven Cosmetic Company, Inc., and on a distribution basis through Courtney Brooke, Inc. and Dumonde Distributors, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue Recognition

      The Company recognizes revenue at the point of sale on its retail business and the point of shipment on its wholesale business.

      Fiscal Year

      The Company's fiscal year ends on the last Friday of September. Fiscal years for the accompanying financial statements ended on September 29, 1995, September 30, 1994, and September 24, 1993 are referred to herein as 1995, 1994 and 1993, respectively. Fiscal years 1995 and 1993 each consisted of 52 weeks and fiscal year 1994 consisted of 53 weeks.

      Cash and Cash Equivalents

       The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Concentration of Credit Risk

      The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are deposited with major banks and financial institutions. The Company's accounts receivable result primarily from advertising rebates and construction allowances. The Company routinely assesses the financial strength of its financial institutions. As a consequence it feels that its concentration of credit risk is limited.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued)

      Property and Equipment

      Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the beginning of the lease term.

      Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

      New Store Opening Costs

      Personnel recruitment, training, supplies, payroll and related costs incurred in connection with opening a new store are capitalized and included in prepaid expenses until the store opens, at which time such costs are amortized over a twelve-month period.

      Accounts Payable

      Accounts payable includes unfunded disbursement checks which have not been presented to the bank for payment of $1,679,000 and $1,073,000 at September 29, 1995, and September 30, 1994, respectively.

      Self-Insurance

      The Company is self-insured for its employee medical benefit program which covers eligible hourly and salaried employees. The Company maintains stop loss insurance coverage both on an individual and aggregate basis.

      Deferred Income Taxes

      Effective September 25, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109)". Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between financial statement and income tax bases of assets and liabilities using the enacted-marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to September 25, 1993, under APB No. 11, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose. The cumulative effect of adopting this change was not material to the financial statements.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued)

      Earnings Per Common Share

      Earnings per common share has been computed on the basis of the weighted average common shares outstanding for all periods presented. Weighted average common shares outstanding for 1995, 1994 and 1993 includes the exercise of all stock options having exercise prices less than the average market price of the common stock for primary earnings per share and the greater of the average market price and the ending market price for fully diluted earnings per share, using the treasury stock method.


Note 2 - Note Payable - Bank

      The Company has an unsecured credit facility (the "Facility") with a bank for a maximum borrowing of $15,000,000. The Facility, which expires on March 10, 1996, is subject to repayment on demand and bears interest, payable monthly, at an annual rate equal to three-quarters of one percent (3/4 of 1%) below the bank's prime rate or at LIBOR plus 115 basis points. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At September 29, 1995, the Facility had an outstanding balance of $11,985,000 at interest rates ranging from 7.025% to 8.0%. At September 30, 1994, the Facility had an outstanding balance of $5,025,000 at 7% interest. The weighted average interest rate on short term borrowings was 7.9% in 1995 and 5.7% in 1994.

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap and swap agreements are used to reduce the potential impact of increases in interest rates on the floating rates credit facility. During 1995, the Company entered into an interest rate cap on a $2 million notional amount which expires in August 1996. The agreement entitles the Company to receive payments from the counterparties in any period during which the floating rate on its credit facility exceeds 8%. The premium paid is being amortized over the cap period.

      The Company also entered into an interest rate swap for a notional amount of $4 million which expires in February 1997. This agreement effectively changes the Company's exposure on $4 million of its credit facility to a fixed rate of 7.46%

      The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and swaps. The Company anticipates, however, that the counterparties (major financial institutions) will be able to fully satisfy their obligations under the contracts.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Accrued Expenses

      At September 29, 1995 and September 30, 1994, accrued expenses consisted of the following:

(Dollars in thousands)
                                                  1995            1994
                                                --------        ------

Payroll and payroll taxes                      $  1,423         $  1,142
Other operating expenses                            911              843
Fixed assets                                        415              560
Sales tax                                           345              467
Advertising expenses                                511              225
Group medical                                        23               98
                                               ---------        --------
                                               $  3,628         $  3,335
                                               ========         ========


Note 4 - Shareholders' Equity

      The Class A Common Shares (nonvoting) and Class B Common Shares (voting) are similar in characteristics except that the voting power for the election of directors and all other purposes is vested exclusively in the Class B shareholders, except as otherwise required by law or the Certificate of Incorporation.

      Under the 1991 Stock Option Plan (Note 7), 616,408 shares of Class A Common Stock and 92,180 shares of Class B Common Stock are reserved for issuance.

      In fiscal 1995, certain officers exercised options for 40,180 and 40,182 shares of Class A and Class B common stock, respectively. The exercise price of approximately $354,000 was paid with 32,144 shares of Class B common stock and as a result, is recorded as treasury stock in the accompanying financial statements.


Note 5 - Income Taxes

      The Company accounts for income taxes under SFAS 109. Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has not recorded an valuation allowance against its net deferred tax assets.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Income Taxes (Continued)

      At September 29, 1995 and September 30, 1994, the components of the net deferred tax asset consisted of the following:

(Dollars in thousands)
                                        1995      1994
                                       --------  ------
Deferred tax assets (liabilities):
      UNICAP ......................   $   565    $ 433
      Deferred rent ...............       623      487
      Depreciation and amortization      (570)    (339)
      Preopening costs ............       (40)    (112)
      Accrued vacation ............       159      132
      Accrued group medical .......         2       31
      Employment contract .........       269     --
      Deferred legal ..............        40       37
      Deferred compensation .......        48       24
                                      -------    -----
Net deferred tax asset ............   $ 1,096    $ 693
                                      =======    =====


      Income tax (benefit) expense consists of:

(Dollars in thousands)                                    1995           1994           1993
                                                       ---------      ---------      -------
                Current:
                  Federal.  .  .  .  .  . . . . . .       $202           $2,126         $1,857
                  State.  .  .  .  .  .  .  .  .  .         44              471            412
                                                     -----------      ----------     ----------
                                                           246            2,597          2,269
                                                     -----------      ----------     ---------
                Deferred:
                  Federal.  .  .  .  .  .  .  .  .        (330)             181              4
                  State.  .  .  .  .  .  .  .  .  .        (73)              26             (6)
                                                     -----------      -----------   ----------
                                                          (403)             207             (2)
                                                      -----------     -----------   -----------
                                                      $   (157)      $    2,804      $   2,267
                                                      ==========      ==========     =========


      A reconciliation of the actual tax expense to the expected tax expense (computed by applying the federal corporate income tax rate of 34% to earnings before income taxes) follows:

(Dollars in thousands)                                 1995                    1994                   1993
                                                -------------------     -------------------        -----------
                                                 Amount        %         Amount        %         Amount       %

Expense at statutory federal rate .  .  .  .  $     42       34.0 %    $   2,377     34.0 %    $  1,987     34.0%
Increase in income taxes resulting from:
  State income taxes, net of
  Federal income tax benefit.  .  .  .  .  .         6        4.6 %          325      4.6 %         272      4.7%
  Life insurance proceeds.  .  .  .  .  .  .      (216)    (176.3)%         -          -              -       -
  Other, net       .  .  .  .  ..  .  .  .  .       11        9.0 %          102      1.5 %           8      0.1%
                                              ---------    ------        --------     ----     --------     ----
                                              $   (157)    (128.7)%    $   2,804     40.1 %    $  2,267     38.8%
                                              ========     ======       ========     ====      ========     ====

                                                        28

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Income Taxes (Continued)

      The sources of deferred income taxes and their effects for 1993 under APB 11 are as follows:

(Dollars in thousands)                                                      1993

             Inventory cost capitalized for tax purposes.  .  .            $  (28)
             Accrued rent expense.  .  .  .  .  .  .  .  .  .  .  .  .        (71)
             Accrued vacation expense.  .  .  .  .  .  .  .  .  .  .  .       (23)
             Accrued benefit plans.  .  .  .  .  .  .  .  .  .  .  .  .        45
             Difference between tax and financial statement
              depreciation.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    59
             Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    16
                                                                            -------
                                                                           $   (2)

Note 6 - Employee Benefit - Retirement Plans

        The Company's Employee Retirement Plan (the "Retirement Plan") covers all eligible employees. The Retirement Plan includes both a profit sharing option and 401K option. The Board of Directors approved total contributions of $38,000, $114,000 and $117,000 for fiscal years 1995, 1994 and 1993, respectively. The contributions for the profit sharing plan are discretionary and are allocated based upon each participant's salary. The contribution for the 401K is determined by matching a percentage of each employee's elective salary deferral.

        Generally, the Company offers no post-employment or post-retirement benefits to employees. (Note 9)


Note 7 - Stock Option Plan

        The 1991 Stock Option Plan (the "Plan"), as amended, authorizes options for the purchase of 500,000 shares of common stock. In 1995, the Board approved an increase in the shares reserved for granting to 800,000 by adding 300,000 shares of Class A common stock to the plan. The Plan is intended to provide an incentive to directors, officers and key employees of the Company by providing those persons with opportunities to purchase shares of the Company's common stock under either incentive stock options, as defined under Section 422A of the Internal Revenue Code of 1986, or other stock options.

        Incentive stock options may be granted at a price not less than 100% of fair market value at the date of grant for a term not to exceed ten years. Other stock options may be granted at a price not to be less than 50% of the fair market value at the date of grant for a term not to exceed eleven years. With respect to any director, officer or key employee who is a ten percent shareholder, incentive options may be granted at a price not less than 110% of fair market value at the date of grant for a term not to exceed five years.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Stock Option Plan (Continued)

        The Plan is administered by a Stock Option Committee (the "Committee") consisting of two or more members of the Board. The Committee receives annual non-discretionary grants provided shares are available under the Plan. Any non-employee director shall receive annually on January 15th, a fully vested option for 1,000 shares, at an option price of 100% of the fair market value and for a term of ten years. Any employee director shall receive annually on January 15th, a fully vested option for 20,000 shares, at an option price of 100% of fair market value (110% with respect to a ten percent shareholder) and for a term of 10 years (5 years with respect to a ten percent shareholder).

        The following table summarizes stock option activity:


                                                   1995                      1994                       1993
                                          ------------------------  -------------------------     ----------------------
                                           Class A        Class B       Class A       Class B      Class A      Class B
                                           -------        -------       -------       -------      -------      -------
Available for grant:
   Beginning       .  .  .  .  .  .  .       70,776           --         135,776         --       200,776        --
                                           =========     =========     =========    ===========  =========    ==========

Under option:
   Beginning       .  .  .  .  .  .  .      285,812       132,362        224,612      134,612      160,112      135,112

   Granted ($13.75-15.95/share)                --            --             --           --         65,000       --
   Granted ($15.75-21.17/share)                --            --           65,000         --            --        --
   Granted ($ 7.00- 9.62/share)             113,000          --             --           --            --        --

   Exercised ($4.00/share) .  .                --            --             --           --           (500)        (500)
   Exercised ($4.00-11.37/share)               --            --           (3,800)      (2,250)         --         --
   Exercised ($4.40/share) .  .             (40,180)      (40,182)          --           --            --         --

   Cancelled ($11.37-17.32/share)           (72,000)         --             --           --            --         --
                                           --------      -----------   -----------  -----------  -----------  ----------

Under option - end   .  .  .  .             286,632        92,180         285,812     132,362      224,612      134,612
                                           ========       ========       ========    ========     ========     ========

Authorized increase  .  .  .  .             300,000          --             --           --            --          --
                                           ========     ===========    ===========   ===========  ===========  ==========

Options exercisable  .  .  .  .             252,921        92,180         227,885     130,106      155,942      121,206
                                           ========       ========       ========     ========    ========     ========

Available for grant - end     .             329,776          --            70,776         --       135,776        --
                                          =========     ===========      ========     =========   ========     =========

        During 1995 the Company reduced the exercise price of 72,000 options to the than current fair market value of $7.00 per share.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related-Party Transactions

        The Company leases an industrial park store from a partnership which is owned 35.67% by the Vice Chairman of the Board of Directors. Lease payments made to the partnership during fiscal years 1995, 1994 and 1993, were approximately $59,000 each year.


Note 9 - Commitments and Contingencies

        The Company is party to certain capital lease agreements for computer equipment. The gross amount of these capital leases included in property and equipment is as follows:

                                       1994        1995
                                   ----------    ----------

Computer equipment .....       .    $1,670,000   $1,670,000
Accumulated amortization            (1,030,000)    (754,000)
                                    ----------   ----------
                                    $  640,000   $  916,000
                                    ==========   ==========


      The Company is obligated under several noncancellable operating leases primarily for warehouse, office and retail space and equipment at various locations. Some leases provide for additional rentals based on sales in excess of specified amounts. Additionally, certain store leases have stated annual rental increases or rent abatements. Total rent expense for fiscal years 1995, 1994 and 1993, was approximately $7,091,000, $5,448,000, and $4,906,000, respectively.

      Future minimum lease payments under noncancellable leases and the present value of future minimum capital lease payments as of September 29, 1995, are as follows:

                                                             Capital     Operating
                                                              Leases       Leases
Year ending September:
1996   .      .   .   .   .   .   .   .   .   .   .   .      331,000      7,460,000
1997   .      .   .   .   .   .   .   .   .   .   .   .      331,000      6,760,000
1998   .      .   .   .   .   .   .   .   .   .   .   .       98,000      6,028,000
1999   .      .   .   .   .   .   .   .   .   .   .   .       15,000      5,089,000
2000   .   .   .   .   .   .   .   .   .   .   .                 --       4,058,000
 2001 and future years  .                                        --       8,581,000
                                                        -----------   ------------
Total minimum lease payments  .                          $  775,000    $ 37,976,000
                                                         ==========    ============
Less amount representing interest .                         (64,000)
                                                         ------------
Present value of future minimum capital lease payments .    711,000
Less current maturities of obligation under capital
     leases . . . . . . . . . . . . . . . . . . . . . . .  (291,000)
                                                        ------------
Obligation under capital leases, excluding current
  maturities                                           $    420,000
                                                        ============

      The Company is involved in litigation arising in the normal course of business. In the opinion of management, this litigation will not have a material effect on the Companies' financial position.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingencies (Continued)

      The Company has employment agreements with certain employees that call for minimum annual salaries totaling approximately $885,000. Certain agreements will automatically renew for a twelve month period unless notice to terminate is given by either party twenty-four months prior to the expiration date. Certain agreements provide that if the respective employee dies, is disabled or is terminated by the Company, other than for "good cause" (as defined therein) or if there is a change in control of the Company, the Company is obligated to pay the employee the balance of salary due over the remaining term of the agreement. Additionally, the Company may be obligated to buy back all of the employee's options (vested or unvested), which totalled 101,681 options at September 29, 1995. Payments will be based upon the difference between the market value of the appropriate class of the Company's common stock on the event date and the exercise price of the options.

      During 1995, the Company's Chairman died. As a result, under the Chairman's employment agreement, the Company was required to record a salary continuation liability of approximately $920,000, $852,000 of which is outstanding as of September 30, 1995. This liability was partially funded by life insurance proceeds of $550,000 which is included in other income. There was no required payment under the stock option buy back provision, as the Chairman's beneficiary elected not to exercise this provision.






Item 9.  Disagreements on Accounting and Financial Disclosures

    None

                                                     PART III


Item 10.  Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are as follows:

       Name                 Age      Position with the Company
Mark S. Weinstein            43      Chairman of the Board of Directors
Anita J. Weinstein           66      Vice Chairman, Vice President, Secretary, and Director
Ben S. Kovalsky              57      President, Chief Executive Officer, Chief Operating Officer,
                                     and Director
Susan K. Magenheim           38      Vice President, Assistant Secretary and Director
Donald R. Rogers             49      Director
Ronald M. Hirschel           45      Director
Allan Goldman                41      Senior Vice President - Marketing
Norman D. Everett            51      Vice President - Management Information Systems
Taner Kiranbay               51      Vice President - Warehousing, Distribution and Transportation
Michael J. Lewis             56      Vice President - Retail Operations
Bruce E. Strohl              45      Vice President - Finance and Chief Financial Officer

        Mr. Louis R. Weinstein who founded the Company in 1957 and who has served as the Chairman of the Board of Directors of the Company since June 1985, died on July 8, 1995.

        The Board of Directors for election purposes is divided into three classes, with the terms of Mrs. Magenheim and Mr. Hirschel expiring at the 1996 annual meeting, the terms of Mr. Mark Weinstein and Mr. Rogers expiring at the 1997 annual meeting and the terms of Mr. Kovalsky and Mrs. Anita Weinstein expiring at the 1998 annual meeting of shareholders. The Company's officers are appointed by and serve at the pleasure of the Board of Directors. Mark Weinstein and Susan Magenheim are the son and daughter of Anita Weinstein.

        Mr. M. Weinstein succeeded his father as Chairman of the Board of Directors in July 1995. Until this time, Mr. M. Weinstein was Vice Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1989 and a Director of the Company since September 1982. From June 1985 to April 1989, he served as the Company's President. From June 1981 to May 1985, Mr. M. Weinstein served as the Company's Vice President. From 1973 to June 1981, he served in various other capacities with the Company.

        Mrs. A. Weinstein became Vice Chairman of the Board of Directors in July 1995. Mrs. A. Weinstein has served as a Director and Secretary of the Company since September 1982, and as a Vice President of the Company since April 1989. She has served in various other offices and capacities with the Company, which she co-founded with L. Weinstein, since 1957.

        Mr. B. Kovalsky has served as a Director, President, Chief Executive Officer, and Chief Operating Officer of the Company since July 1995. From April 1989 to July 1995 he served as a Director, President and Chief Operating Officer of the Company.

        Mrs. S. Magenheim has served as a Director of the Company since 1989 and as Vice President and Assistant Secretary of the Company since April 1986.

     Mr. D. Rogers has served as a Director of the Company since February 1983. For more than the past five years, he has been a member of the law firm of Shulman, Rogers, Gandal, Pordy & Ecker, P.A. in Rockville, Maryland. Mr. Rogers is a director of Allegiance Bank, N.A.

     Mr. R. Hirschel has served as a Director of the Company since November 1994. Mr Hirschel has been a member of the law firm of Hirschel, Savitz, Parker & Hollman, P.A. (formerly Savitz, Kronthal & Hirschel, P.A.) since its inception in 1991. From 1988 to 1991, Mr. Hirschel was a consultant and lawyer in private practice. Mr. A. Goldman joined the Company in March 1995 as Senior Vice President - Marketing. From July 1988 to February 1995, Mr. Goldman was Vice President - Merchandising for Rite Aid Corporation.

     Mr. N. Everett joined the Company in August 1990 as Vice President -- Management Information Systems.


     Mr. M. Lewis joined the Company in January 1990 as Vice President -- Retail Operations.

     Mr. B. Strohl joined the Company in April 1989 as Vice President -- Finance and Chief Financial Officer.

Item 11.  Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


Item 13.  Certain Relationships and Related Transactions.

The information called for by Items 11 -- 13 is incorporated by reference from the The Cosmetic Center, Inc. Annual Meeting of Shareholders -- Notice and Proxy Statement -- 1995 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

                                                      PART IV


Item 14.  Exhibits and Reports on Form 8-K.

   (A)   1.   Consolidated Financial Statements

              Included in Part II, Item 8 of this report:

              Report of Independent Public Accountants

              Consolidated Balance Sheets
                 as of September 29, 1995 and September 30, 1994

              Consolidated  Statements of Earnings  Fifty-two  weeks ended
                September 29, 1995 Fifty-three weeks ended September 30, 1994 Fifty-two weeks ended September 24, 1993

              Consolidated  Statements of Shareholders'  Equity Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994 Fifty-two weeks ended September 24, 1993

              Consolidated  Statements of Cash Flows Fifty-two weeks ended
                September 29, 1995 Fifty-three weeks ended September 30, 1994 Fifty-two weeks ended September 24, 1993


           3. Exhibits. (Listed according to the number assigned in the table in
                       Item 601 of Regulations S-K)


EXHIBIT NO.   DESCRIPTION

   *   3  (C) Certificate of Incorporation of the Company, as amended

   *   3  (D) Bylaws of the Company, as amended

   *** 4 (I) Revolving  Loan  Promissory  Note dated February 28, 1995 between
               NationsBank, N.A. and The Cosmetic Center, Inc. and its Subsidiaries.

   *  10 (D) 1991 Stock Option Plan, as amended.

   ** 10 (E) Employment  Agreement  dated February 28, 1991 by and between the
               Company and Louis R. Weinstein.

   ** 10 (F) Employment  Agreement  dated February 28, 1991 by and between the
               Company and Mark S. Weinstein.

  ** 10 (G) Employment  Agreement  dated February 28, 1991 by and between the
               Company and Ben S. Kovalsky.

 *** 10 (H) Employment  Agreement  dated  August 1, 1995 by and between the
               Company and Michael J. Lewis.

***  22     Subsidiaries of the Registrant.

***  24     Consent of Accountants

***  27    Financial Data Schedule



     * Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 28, 1992, File No. 33-46094.

    ** Incorporated by reference to the Company's Form 10-K for the year ended September 27, 1991.

    *** Filed herewith.




   (B)        Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter of 1995.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        THE COSMETIC CENTER, INC.


                                   By      /S/ MARK S. WEINSTEIN
                                            Mark S. Weinstein
Date:  December 18, 1995                 Chairman of the Board of Directors


                                   By      /S/ ANITA J. WEINSTEIN
                                           Anita J. Weinstein
Date:  December 18, 1995                 Vice Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Date
12/18/95                         /s/ MARK S. WEINSTEIN                    Chairman of the Board of Directors
                                  Mark S. Weinstein


12/18/95                        /s/ ANITA J. WEINSTEIN                    Vice Chairman, Vice President,
                                 Anita J. Weinstein                        Secretary, and Director


12/18/95                         /s/ BEN S. KOVALSKY                      President, Chief Executive Officer, Chief
                                   Ben S. Kovalsky                        Operating Officer and Director


12/18/95                        /s/ SUSAN K. MAGENHEIM                    Vice President, Assistant Secretary
                                 Susan K. Magenheim                       and Director


12/18/95                         /s/ DONALD R. ROGERS                     Director
                                  Donald R. Rogers


12/18/95                        /s/ RONALD M. HIRSCHEL                    Director
                                 Ronald M. Hirschel


12/18/95                          /s/ BRUCE E. STROHL                     Vice President - Finance
                                   Bruce E. Strohl                        and Chief Financial Officer


12/18/95                         /s/ ARLENE H. WRIGHT                     Controller and Chief Accounting Officer
                                  Arlene H. Wright