Form 10-Q
period 1995-12-29
COSMETIC CENTER INC
filed 1996-02-08
CIK 793520

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For Quarter Ended:  December 29, 1995             Commission File No.:  0-14756


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

         Class A Common Stock, par value $.01 per share, outstanding as of January 26, 1996 - 2,713,354 shares

         Class B Common Stock, par value $.01 per share, outstanding as of January 26, 1996 - 1,582,780 shares

                            THE COSMETIC CENTER, INC.


                                Table of Contents


PART I - FINANCIAL INFORMATION                                            PAGE


 Item 1.  Financial Statements                                           4 -  8

 Item 2.  Management's Discussion and Analysis                           9 - 11
               of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K                                   12

                                     PART I


ITEM 1.  Financial Statements                                             PAGE

 Consolidated Balance Sheets
         As of December 29, 1995 (unaudited) and
             September 29, 1995                                          4 - 5

 Consolidated Statements of Earnings (unaudited)
         Three months ended December 29, 1995
             and December 30, 1994                                           6

 Consolidated Statements of Cash Flows (unaudited)
         Three months ended December 29, 1995
             and December 30, 1994                                           7

 Notes to Consolidated Financial Statements (unaudited)
         Three months ended December 29, 1995
             and December 30, 1994                                           8

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                December 29,       September 29,
                                                   1995                1995
                                                (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  .  .  .  .  .  .  .     $ 1,544           $1,320
  Accounts receivable, net.  .  .  .  .  .  .  .       1,510              881
  Inventories .  .  .  .  .  .  .  .  .  .  .  .      55,064           61,891
  Prepaid expenses  .  .  .  .  .  .  .  .  .  .         464              529
  Prepaid income taxes .  .  .  .  .  .  .  .  .         651            1,142
  Deferred income tax benefit.  .  .  .  .  .  .         970              970

Total current assets.  .  .  .  .  .  .  .  .  .      60,203           66,733


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment .  .  .  .  .     11,927           11,410
  Leasehold improvements.  .  .  .  .  .  .  .  .      5,077            4,932
  Leased property - capitalized  .  .  .  .  .  .      1,670            1,670

                                                      18,674           18,012

  Accumulated depreciation and amortization. .  .      7,862            7,211

                                                      10,812           10,801

DEPOSITS AND OTHER ASSETS.  .  .  .  .  .  .  .  .       315              307

DEFERRED INCOME TAX BENEFIT .  .  .  .  .  .  .  .       126              126

TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .   $71,456          $77,967


                See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                               December 29,       September 29,
                                                  1995               1995
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.  .  .  .  .  .  .  .  .  .  $11,784              $17,309
  Note payable - bank.  .  .  .  .  .  .  .  .    8,950               11,985
  Accrued expenses.  .  .  .  .  .  .  .  .  .    5,333                3,628
  Income taxes payable  .  .  .  .  .  .  .  .      196                  430
  Current portion of obligation under
    capital leases  .  .  .  .  .  .  .  .  .       296                  291

  Total current liabilities.  .  .  .  .  .  .   26,559               33,643

OBLIGATION UNDER CAPITAL LEASES         .  .        344                  420

DEFERRED RENT.  .  .  .  .  .  .  .  .  .  .      1,335                1,339

OTHER LIABILITIES.  .  .  .  .  .  .  .  .  .       547                  624

TOTAL LIABILITIES  .  .  .  .  .  .  .  .  .     28,785               36,026


SHAREHOLDERS' EQUITY:
  Class A common stock,  $.01 par value;
   authorized  5,000,000  shares;  issued
    2,741,472 shares and 2,721,472 shares,
    respectively.  .  .  .  .  .  .  .  .  .        28                   27
  Class B common stock, $.01 par value;
   authorized 5,000,000 shares; issued
   1,614,924 shares and 1,594,942 shares,
   respectively.  .  .  .  .  .  .  .  .  .  .       16                  16
  Additional paid-in capital  .  .  .  .  .  .   21,953              21,740
  Retained earnings.  .  .  .  .    .  .  .  .   21,242              20,512
  Treasury stock - Class A common stock,
   28,118 shares at cost                           (214)                 -
  Treasury stock - Class B common stock,
   32,144 shares at cost                           (354)               (354)

TOTAL SHAREHOLDERS' EQUITY     .  .  .  .  .  .  42,671              41,941

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   .  $71,456             $77,967



                 See notes to consolidated financial statements.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                    (Unaudited)
                                   (Dollars in thousands, except per share data)


                                                       Three Months Ended
                                                 December 29,       December 30,
                                                    1995               1994

Net sales.  .  .  .  .  .  .  .  .  .  .  .    $  41,580           $   41,859

Cost of sales including buying, occupancy
  and distribution.  .  .  .  .  .  .  .  .  .    32,420               33,233

Selling, general and administrative expenses       7,646                6,294

Total operating expenses.  .  .  .  .  .  .  .    40,066               39,527

Income from operations.  .  .  .  .  .  .  .       1,514                2,332

Other income, net.  .  .  .  .  .  .  .  .  .         29                   29

Interest expense.  .  .  .  .  . .  . . . . .       (316)                (127)

Earnings before income taxes.  .    .  .  .  .     1,227                 2,234

Income taxes.  .  .  .  .  .  .  .  .  .  .  .       497                   905

Net earnings.  .  .  .  .  .  .  .  .  .  .  . $     730               $ 1,329


Net earnings per common share
  Primary.  .  .  .  .  .  .  .  .  .  .  .  . $    0.17               $  0.30

  Fully Diluted.  .  .  .  .  .  .  .  .  .  . $    0.17               $  0.30


Weighted average shares outstanding
  Primary.  .  .  .  .  .  .  .  .  .  .  .  . 4,316,010             4,393,247

  Fully Diluted.  .  .  .  .  .  .   .  .  .  .4,316,010             4,393,247




                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)

                                                              Three Months Ended
                                                         December 29,    December 30,
                                                            1995            1994
Cash flows from operating activities:
  Net earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  . $  730             $1,329
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization.  .  .  .  .  .  .  .  .   704                574
    Change in assets and liabilities:
      Accounts receivable, net.  .  .  .  .  .  .  .  .  .  (629)              (689)
      Inventories.  .  .  .  .  .  .  .  .  .  .  .  .   . 6,827             (2,034)
      Prepaid expenses.  .  .  .  .  .  .  .  .  .  .  . .    12               (455)
      Prepaid income taxes.  .  .  .  .  .  .  .  .  .  .    491                159
      Deposits and other assets.  .  .  .  .  .  .  .  .      (8)               (30)
      Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  (5,525)             4,261
      Accrued expenses.  .  .  .  .  .  .  .  .  .  .  .   1,705                792
      Deferred rent.  .  .  .  .  .  .  .  .  .  .  .   .     (4)                14
      Other liabilities.  .  .  .  .  .  .  .    .  .  .     (77)                --
      Income taxes payable.  .  .  .  .  .  .  .  .  .  .   (234)               737
      Net cash provided by operating activities.  .  .  .  3,992              4,658

Cash flows from investing activities:
  Capital expenditures, net.  .  .  .  .  .  .  .           (662)            (1,104)
      Net cash used in investing activities.  .  .  .  .    (662)            (1,104)

Cash flows from financing activities:
  Net repayments under line-of-credit agreement  .  .  .  (3,035)            (2,940)
  Repayments of capital lease obligations.  .  .  .  .  .    (71)               (67)
      Net cash used in financing activities.  .  .  .  .  (3,106)            (3,007)

Net increase in cash and cash equivalents  .  .  .  .  .     224                547
Cash and cash equivalents at beginning of period    .  .   1,320              1,382

Cash and cash equivalents at end of period .  .  .  .  .  $1,544            $ 1,929

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest.  .  .  .  .  .  .  .  .  .   $  279            $   108
 Cash payment for income taxes.  .  .  .  .  .  .  .  .      239                  8
 Treasury stock.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   214                --





                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                    DECEMBER 29, 1995 and DECEMBER 30, 1994
                                  (Unaudited)


Note 1  Summary of Significant Accounting Policies


Basis of Presentation

      The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc., (the "Company") for the year ended September 29, 1995.

      The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at December 29, 1995 and December 30, 1994 and for the three month period then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 29, 1995.

      The results for the three month periods ended December 29, 1995 and December 30, 1994 are not necessarily indicative of results expected for the entire year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

      The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. The Company opened its first retail store in 1973 and grew to nine stores in 1986, prior to its initial public offering. In September 1990, the Company relocated its distribution center to Savage, Maryland, a facility which the Company believes has the capacity to service approximately 100 specialty retail stores as well as the Company's wholesale operations. At December 29, 1995, the Company operated 77 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.


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

      In the latter half of fiscal 1994, the Company opened hair salons in twelve of the thirteen new stores in the Philadelphia, Pa., Charlotte/Raleigh, N.C. and Atlanta, Ga. market areas. In February 1995, the Company began to retrofit existing stores in its Washington D.C. and Chicago, IL. market areas. The Company operates hair salons in 67 of its stores.

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

Results of Operations

      Consolidated  net sales for the three months ended  December 29, 1995 were
$41,580,000,   a  decrease  of  $279,000,  or  0.7%,  from  the  $41,859,000  in consolidated net sales for the three months ended December 30, 1994.

      Retail sales for the three months ended December 29, 1995 were $41,088,000, an increase of $127,000, or 0.3%, from the $40,961,000 in sales for the three months ended December 30, 1994. The net dollar increase in retail sales is attributable to the six stores opened in the later part of fiscal 1995 and the four stores opened in the first quarter of fiscal 1996 net of comparable store sales decline. Comparable store retail sales for the period, which decreased by $2,855,000, or 7.0%, were adversely affected by a softening in fragrance sales and by the transition in the process of purchasing hair care products described above. The Company operated 77 stores at December 29, 1995 and 67 stores at December 30, 1994.

       Wholesale sales for the three months ended December 29, 1995 were $492,000, a decrease of $406,000, or 45.2%, from the $898,000 in sales for the three months ended December 30, 1994. The Company has focused greater attention on its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

      Cost of sales, including buying, occupancy and distribution expenses, was $32,420,000 (78.0% of sales) for the three months ended December 29, 1995 versus $33,233,000 (79.4% of sales) for the three months ended December 30, 1994. The dollar decrease is primarily attributable to the six stores opened in the later part of fiscal 1995 and the four stores opened in the first quarter of fiscal 1996. Cost of sales, including buying, occupancy and distribution expenses, as a percentage of sales were affected positively by gross margin increases primarily resulting from the direct purchase of professional hair care products. This percentage gain was partially offset by new stores, whose sales volume has not yet grown to the level experienced by mature stores, thus having a higher cost of sales percentage because of occupancy costs. The percentage was also adversely affected by the decline in comparable store sales

      Selling, general and administrative ("S G & A") expenses were $7,646,000 (18.4% of sales) for the three months ended December 29, 1995 versus $6,294,000 (15.0% of sales) for the three months ended December 30, 1994. S G & A expenses increased $1,352,000 over the comparable period of last year, however approximately $720,000 of the increase is associated with stores not in operation last year and approximately $500,000 is associated with operating expenses of the hair salons. S G & A expenses as percentage of sales were impacted for two reasons: 1) new stores generally have a higher S G & A percentage because their sales volume have not matured and 2) the S G & A percentage of comparable stores was negatively impacted by reduced comparable stores sales volume.

      Interest expense was $316,000 (0.8% of sales) for the three months ended December 29, 1995 versus $127,000 (0.3% of sales) for the three months ended December 30, 1994. The increase in interest expense is primarily attributable to borrowing under the credit facility to support working capital requirements and the opening of four stores during the quarter.


Liquidity and Capital Resources

      The Company's working capital was $33,644,000 at December 29, 1995 compared to $33,090,000 at September 29, 1995. The ratio of current assets to current liabilities was 2.3 at December 29, 1995 compared to 2.0 at September 29, 1995.

      Net cash provided by operating activities amounted to $3,992,000 for the three months ended December 29, 1995, resulting primarily from net income,
depreciation   and   amortization  and  an  decrease  in  accounts  payable  and inventories.

      Net cash used in investing activities amounted to $662,000 for the three months ended December 29,

1995. This investment is primarily attributable to the four stores opened during the quarter and completion of the hair salon retrofit construction.

      Net cash used by financing activities amounted to $3,106,000 for the three months ended December 29, 1995. During the three months ended December 29, 1995 the Company reduced its credit facility by $3,035,000 and repaid capital lease obligations in the amount of $71,000.

      At December 29, 1995, the Company had an unsecured credit facility (the "Facility") with a bank for maximum borrowing of $20,000,000. During the quarter ended December 29, 1995, the Facility was increased from $15,000,000 to $20,000,000 to meet additional borrowing needs. The incremental borrowing capacity was marginally used during the quarter and expired on January 15, 1996. The Facility, which expires on February 28, 1996, is subject to repayment on demand and bears interest, payable monthly, at an annual rate equal to three-quarters of one percent (3/4 of 1%) below the bank's prime rate or at LIBOR plus 115 basis points. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At December 29, 1995, there was an outstanding balance of $8,950,000 under the Facility. The Company is presently negotiating an extension of the Facility with its bank.

      The Company's future capital needs primarily result from its plan to open additional new stores. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company plans to open five to ten stores during the fiscal year 1996. The Company believes that funds available from the Facility and internally generated funds will provide sufficient capital to meet the Company's needs for the next year.

                                     PART II




Item 6. (A)  Exhibits

               EXHIBIT 27- Financial Data Schedule as of December 29, 1995


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


                                                THE COSMETIC CENTER, INC.
                                                      (Registrant)


Date:                                   By       /s/ BEN S. KOVALSKY
                                                     BEN S. KOVALSKY
                                                     Chief Executive Officer,
                                                       Chief Operating
                                                     Officer and President



Date:                                   By       /s/ BRUCE E. STROHL
                                                     BRUCE E. STROHL
                                                     Vice President - Finance
                                                     and Chief Financial Officer