Form 10-Q
period 1996-03-29
COSMETIC CENTER INC
filed 1996-05-08
CIK 793520

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934



For Quarter Ended:  MARCH 29, 1996                 Commission File No.:  0-14756


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

       Class A Common Stock, par value $.01 per share, outstanding as of May 1, 1996 - 2,713,354 shares

       Class B Common Stock, par value $.01 per share, outstanding as of May 1, 1996 - 1,582,780 shares

                         THE COSMETIC CENTER, INC.


                             Table of Contents



PART I - FINANCIAL INFORMATION                                       PAGE


     Item 1.  Financial Statements                                  4 - 8

     Item 2.  Management's Discussion and Analysis                  9 -11
           of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                         12

                                     PART I


ITEM 1.  Financial Statements                                         PAGE

     Consolidated Balance Sheets
       As of March 29, 1996 (unaudited) and
         September 29, 1995                                          4 - 5

     Consolidated Statements of Operations (unaudited)
       Three months and six months ended
         March 29, 1996 and March 31, 1995                               6

     Consolidated Statements of Cash Flows (unaudited)
       Six months ended March 29, 1996
         and March 31, 1995                                              7

     Notes to Consolidated Financial Statements (unaudited)
       Three months and six months ended
         March 29, 1996 and March 31, 1995                               8

                 THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)


                                                        March 29,  September 29,
                                                          1996         1995
                                                       (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................        $ 1,047     $ 1,320
  Accounts receivable, net .......................            893         881
  Inventories ....................................         55,015      61,891
  Prepaid expenses ...............................            643         529
  Prepaid income taxes ...........................          1,276       1,142
  Deferred income tax benefit ....................            970         970
                                                           ------      ------
Total current assets .............................         59,844      66,733
                                                           ------      ------


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment ..............         12,072      11,410
  Leasehold improvements .........................          5,238       4,932
  Leased property - capitalized ..................          1,670       1,670
                                                           ------      ------
                                                           18,980      18,012
  Accumulated depreciation and amortization ......          8,495       7,211
                                                           ------      ------
                                                           10,485      10,801
                                                           ------      ------

DEPOSITS AND OTHER ASSETS ........................            351         307
                                                           ------      ------
DEFERRED INCOME TAX BENEFIT ......................            126         126
                                                           ------      ------
TOTAL ASSETS .....................................        $70,806     $77,967
                                                           ======      ======

                See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                            March 29,      September 29,
                                                               1996            1995
                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................        $ 13,207         $ 17,309
  Note payable - bank ..............................          10,245           11,985
  Accrued expenses .................................           3,022            3,628
  Income taxes payable .............................             196              430
  Current portion of obligation under
    capital leases                                               301              291
                                                              ------           ------

  Total current liabilities ........................          26,971           33,643

OBLIGATION UNDER CAPITAL LEASES ....................             267              420

DEFERRED RENT ......................................           1,327            1,339

OTHER LIABILITIES ..................................             489              624
                                                              ------           ------

TOTAL LIABILITIES ..................................          29,054           36,026
                                                              ------           ------

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value; authorized
     5,000,000 shares; issued 2,741,472 shares and
     2,721,472 shares, respectively ................              28               27
  Class B Common stock, $.01 par value; authorized
     5,000,000 shares; issued 1,614,924 shares and
     1,594,942 shares, respectively ................              16               16
  Additional paid-in capital .......................          21,953           21,740
  Retained earnings ................................          20,323           20,512
  Treasury stock - Class A common stock, 28,118
    shares at cost .................................            (214)            --
  Treasury stock - Class B common stock, 32,144
    shares at cost .................................            (354)            (354)
                                                              ------           ------

TOTAL SHAREHOLDERS' EQUITY .........................          41,752           41,941
                                                              ------           ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........        $ 70,806         $ 77,967
                                                              ======           ======

                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                               Three Months Ended             Six Months Ended
                                           March 29,       March 31,       March 29,       March 31,
                                             1996            1995            1996            1995


Net sales ..........................    $    29,263     $    29,419      $   70,843     $    71,278
                                        -----------     -----------      ----------     -----------
Cost of sales including buying,
  occupancy and distribution .......         23,007          23,506          55,427          56,739
Selling, general and
  administrative expenses ..........          7,621           6,127          15,267          12,421
                                        -----------     -----------      ----------     -----------
Total operating expenses ...........         30,628          29,633          70,694          69,160
                                        -----------     -----------      ----------     -----------
Income (loss) from operations ......         (1,365)           (214)            149           2,118
Other income, net ..................             22              38              51              67
Interest expense ...................           (202)           (152)           (518)           (279)
                                        -----------     -----------      ----------     -----------
Earnings (loss) before income taxes          (1,545)           (328)           (318)          1,906
Income taxes .......................           (626)           (133)           (129)            772
                                        -----------     -----------      ----------     -----------
Net earnings (loss) ................    $      (919)    $      (195)    $      (189     $     1,134
                                        ===========     ===========      ==========     ===========
Net earnings (loss) per common share
 Primary ...........................    $     (0.21)    $     (0.04)    $     (0.04)    $      0.26
                                        ===========     ===========      ==========     ===========
 Fully Diluted .....................    $     (0.21)    $     (0.04)    $     (0.04)    $      0.26
                                        ===========     ===========      ==========     ===========
Weighted average shares outstanding
 Primary ...........................      4,308,280       4,340,562       4,313,218       4,371,937
                                        ===========     ===========      ==========     ===========
 Fully Diluted .....................      4,308,280       4,340,562       4,313,218       4,371,937
                                        ===========     ===========      ==========     ===========


                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)


                                                                Six Months Ended
                                                             March 29,    March 31,
                                                               1996        1995
Cash flows from operating activities:
  Net earnings (loss) ....................................    $  (189)    $ 1,134
  Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization ........................      1,384       1,183
    Change in assets and liabilities:
      Accounts receivable, net ...........................        (12)        455
      Inventories ........................................      6,876      (4,177
      Prepaid expenses ...................................       (214)     (1,154
      Prepaid income taxes ...............................       (134)         63
      Deposits and other assets ..........................        (44)        (19
      Accounts payable ...................................     (4,102)      1,859
      Accrued expenses ...................................       (606)       (488)
      Deferred rent ......................................        (12)        131
      Other liabilities ..................................       (135)       --
      Income taxes payable ...............................       (234)       --
      Net cash provided (used) by operating activities ...      2,578      (1,013)

Cash flows from investing activities:
  Capital expenditures, net ..............................       (968)     (2,352)
      Net cash used by investing activities ..............       (968)     (2,352)

Cash flows from financing activities:
  Net (payments) borrowings under line-of-credit agreement     (1,740)      3,665
  Repayments of capital lease obligations ................       (143)       (134)
      Net cash (used) provided by financing activities ...     (1,883)      3,531

Net increase in cash and cash equivalents ................       (273)        166
Cash and cash equivalents at beginning of period .........      1,320       1,382

Cash and cash equivalents at end of period ...............    $ 1,047     $ 1,548

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest ..............................    $   533     $   246
 Cash payments for income taxes ..........................        239         708
 Treasury stock received in exchange of options exercised         214        --


                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                        March 29, 1996 and March 31, 1995
                                   (Unaudited)


Note 1  Summary of Significant Accounting Policies


Basis of Presentation

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc., (the "Company") for the year ended September 29, 1995.

     The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at March 29, 1996 and March 31, 1995 and for the three and six month periods then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 29, 1995.

     The results for the three and six month periods ended March 29, 1996 and March 31, 1995 are not necessarily indicative of results expected for the entire year.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. The Company opened its first retail store in 1973 and grew to nine stores in 1986, prior to its initial public offering. In September 1990, the Company relocated its distribution center to Savage, Maryland, a facility which the Company believes has the capacity to service approximately 100 specialty retail stores as well as the Company's wholesale operations. At March 29, 1996, the Company operated 76 stores under the name "The Cosmetic Center" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.


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

Results of Operations

     Consolidated net sales for the six months ended March 29, 1996 were $70,843,000, a decrease of $435,000, or 0.6%, from the $71,278,000 in consolidated net sales for the six months ended March 31, 1995. Consolidated net sales for the three months ended March 29, 1996 were $29,263,000, a decrease of $156,000, or 0.5%, from the $29,419,000 in consolidated net sales for the three months ended March 31, 1995.

     Retail sales for the six months ended March 29, 1996 were $69,943,000, an increase of $245,000, or 0.4%, from the $69,698,000 in sales for the six months ended March 31, 1995. Comparable store retail sales for the period decreased by $4,345,000, or 6.3%. Retail sales for the three months ended March 29, 1996 were $28,855,000, an increase of $118,000, or 0.4%, from the $28,737,000 in sales for the three months ended March 31, 1995. Comparable store retail sales for the period decreased by $1,489,000, or 5.2%. The decrease in comparable store retail sales for the three months ended March 29, 1996 is primarily attributable to lost sales as a result of the severe winter weather on the East Coast during the quarter ended March 29, 1996, weak retail sales in men's and women's fragrances and the loss of professional hair care product sales, the later resulting from the Company's change in methods of purchasing professional hair care products (See Hair Salon Strategy). The Company operated 76 stores at March 29, 1996 and 68 stores at March 31, 1995.

     Wholesale sales for the six months ended March 29, 1996 were $900,000, an decrease of $680,000, or 43.0%, from the $1,580,000 in sales for the six months ended March 31, 1995. Wholesale sales for the three months ended March 29, 1996 were $408,000, an decrease of $274,000, or 40.1%, from the $682,000 in sales for the three months ended March 31, 1995. The Company has focused greater attention to its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

     Cost of sales, including buying, occupancy and distribution expenses, was $55,427,000 (78.2% of sales) for the six months ended March 29, 1996 versus $56,739,000 (79.6% of sales) for the six months ended March 31, 1995. Cost of sales, including buying, occupancy and distribution expenses, was $23,007,000 (78.6% of sales) for the three months ended March 29, 1996 versus $23,506,000 (79.9% of sales) for the three months ended March 31, 1995. The dollar decrease for the three months and six months ended March 29, 1996 is primarily attributable to lost comparable store sales volume which was only partially offset by the eight additional stores in operation at March 29, 1996. Cost of sales, including buying, occupancy and distribution expenses, as a percentage of sales were affected positively by gross margin increases primarily resulting from the direct purchases of professional hair care products. This percentage gain was partially offset by new stores, whose sales volume has not yet grown to the level experienced by mature stores, thus having a higher cost of sales percentage because of occupancy costs.

     Selling, general and administrative expenses ("S G & A") were $15,267,000 (21.6% of sales) for the six months ended March 29, 1996 versus $12,421,000 (17.4% of sales) for the six months ended March 31, 1995. Selling, general and administrative expenses were $7,621,000 (26.0% of sales) for the three months ended March 29, 1996 versus $6,127,000 (20.8% of sales) for the three months ended March 31, 1995. S G & A expenses increased $2,846,000 for the six months ended March 29, 1996 over the comparable period of last year. Of this increase approximately $1,300,000 is associated with stores not in operation last year and approximately $1,125,000 is associated with operating expenses of hair salons in stores opened longer than one year. S G & A expenses increased $1,494,000 for the three months ended March 29, 1996 over the comparable period of last year. Of this increase approximately $650,000 is associated with stores not in operation last year and approximately $625,000 is associated with operating expenses of hair salons in stores opened longer than one year. The remaining increase in S G & A expenses for the three months and six months ended March 29, 1996 is attributable to increased advertising expenses and marginal increases at comparable stores and corporate overhead levels. S G & A expenses as a percentage of sales were impacted for two reasons: 1) S G & A percentage of comparable stores was negatively impacted by reduced comparable stores sales volume during both the three months and six months ended March 29, 1996 and 2) new stores generally have a higher S G & A percentage because their sales volume has not matured.

     Interest expense was $518,000 (0.7% of sales) for the six months ended March 29, 1996 versus $279,000 (0.4% of sales) for the six months ended March 31, 1995. Interest expense was $202,000 (0.7% of sales) for the three months ended March 29, 1996 versus $152,000 (0.5% of sales) for the three months ended March 31, 1995. The increase in interest expense is primarily attributable to borrowings under the credit facility to support working capital requirements and the opening of four stores during the six months ended March 29, 1996.

Liquidity and Capital Resources

     The Company's working capital was $32,873,000 at March 29, 1996 compared to $33,090,000 at September 29, 1995. The ratio of current assets to current liabilities was 2.2 at March 29, 1996 compared to 2.0 at September 29, 1995.

     Net cash provided by operating activities amounted to $2,578,000 for the six months ended March 29, 1996. Inventories decreased $6,827,000 during the quarter ended December 29, 1995 and $49,000 during the quarter ended March 29, 1996. The Company typically builds its inventories during September and October for the upcoming Christmas holiday season. As the holiday season sales build, inventories are thereby reduced providing the cash to reduce its accounts payable balances which decreased by $4,102,000 during the six months ended March 29, 1996. The balance of the funds provided from the decrease in inventories were primarily used to fund investing and financing activities.

     Net cash used by investing activities amounted to $968,000 for the six months ended March 29, 1996. This investment is primarily attributable to the four new stores opened during the period and completion of the hair salon retrofit construction.

     Net cash used by financing activities amounted to $1,883,000 for the six months ended March 29, 1996. During the period ended March 29, 1996. the Company reduced its credit facility by $1,740,000 and repaid capital lease obligations in the amount of $143,000.

     The Company has an unsecured credit facility (the "Facility") with a bank for maximum borrowings of $15,000,000. The Facility, which expires on February 28, 1997, is subject to repayment on demand and bears interest, payable monthly, at an annual rate equal to the bank's prime rate or at LIBOR plus 200 basis points. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At March 29, 1996, the outstanding balance under the Facility was $ 10,245,000.

     The Company's future capital needs primarily result from its plan to open additional new stores. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company has opened four stores in fiscal 1996 and to date there is one additional store lease signed for a store to open in June or July 1996. The Company may open additional stores during the fiscal year, however, this would be dependent upon locating the property, negotiating the economics of the lease, and time. The Company believes that funds available from the Facility and internally generated funds will provide sufficient capital to meet the Company's needs for the next year.

                                     PART II



Item 6.    (A)  Exhibits

              EXHIBIT 27 - Financial Data Schedule as of March 29, 1996


           (B)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE COSMETIC CENTER, INC.
                                                    (Registrant)


Date:   May 3, 1996                   By    /s/ Ben S. Kovalsky
                                           BEN S. KOVALSKY
                                           President and Chief Operating Officer



Date:   May 3, 1996                   By    /s/ Bruce E. Strohl
                                           BRUCE E. STROHL
                                           Vice President - Finance
                                           and Chief Financial Officer