Form 10-Q
period 1996-06-28
COSMETIC CENTER INC
filed 1996-08-05
CIK 793520

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For Quarter Ended:   June 28, 1996      Commission File No.: 0-14756
                              -------------                           -------



                            The Cosmetic Center, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                        52-1266697
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

         Class A Common Stock, par value $.01 per share, outstanding as of August 1, 1996 - 2,713,354 shares

         Class B Common Stock, par value $.01 per share, outstanding as of August 1, 1996 - 1,582,780 shares

                                   THE COSMETIC CENTER, INC.

                                       Table of Contents

PART I - FINANCIAL INFORMATION                              PAGE

 Item 1.  Financial Statements                               4-8

 Item 2.  Management's Discussion and Analysis              9-12
             of Financial Condition and Results
             of Operations


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    13

                                            PART I

ITEM 1.  Financial Statements                               PAGE

 Consolidated Balance Sheets
       As of June 28, 1996 (unaudited) and
           September 29, 1995                                 4-5

 Consolidated Statements of Operations (unaudited)
       Three months and nine months ended
           June 28, 1996 and June 30, 1995                      6

 Consolidated Statements of Cash Flows (unaudited)
       Nine months ended June 28, 1996
           and June 30, 1995                                    7

 Notes to Consolidated Financial Statements (unaudited)
       Three months and nine months ended
           June 28, 1996 and June 30, 1995                      8

                          THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                    (Dollars in thousands)


                                                   June 28,  September 29,
                                                     1996       1995
                                                  (unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents  .  .  .  .  .   .     $   1,297  $ 1,320
  Accounts receivable, net.  .  .  .  .  .   .         1,004      881
  Inventories .  .  .  .  .  .  .  .  .  .   .        54,055   61,891
  Prepaid expenses.  .  .  .  .  .  .  .  .   .          686      529
  Prepaid income taxes.  .  .  .  .  .  .  ..          1,288    1,142
  Deferred income tax benefit.  .  .  .  .               970      970
                                                   ---------   -------

Total current assets .  .  .  .  .  .  .  .   .  .    59,300   66,733
                                                   ---------   --------


PROPERTY AND EQUIPMENT:

  Furniture, fixtures and equipment .  .  .           12,084   11,410
  Leasehold improvements.  .  .  .  .  .  .            5,245    4,932
  Leased property - capitalized.  .  .  .  ..          1,670    1,670
                                                   ---------   ------
                                                      18,999   18,012
  Accumulated depreciation and amortization            9,134    7,211
                                                  ----------   ------

                                                       9,865   10,801
                                                  ----------   ------

DEPOSITS AND OTHER ASSETS.  .  .  .  .  .  .             383      307
                                                  ----------   ------

DEFERRED INCOME TAX BENEFIT.  .  .  .  .  .              126      126
                                                  ----------   ------

TOTAL ASSETS.  .  .  .  .  .  .  .  .  .  .        $  69,674  $77,967
                                                   =========  =======


                       See notes to consolidated financial statements.

                          THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                    (Dollars in thousands)



                                                               June 28,  September 29,
                                                                 1996        1995
                                                              ---------- -------------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  . .  .     $11,869    $17,309
  Note payable - bank.  .  .  .  .  .  .  .  .  .  .  . .         10,590     11,985
  Accrued expenses.  .  .  .  .  .  .  .  .  .  .  .  . .  .       3,441      3,628
  Income taxes payable.  .  .  .  .  .  .  .  .  .  .    .            -         430
  Current portion of obligation under capital leases                 306        291
                                                                 -------    -------

  Total current liabilities.  .  .  .  .  .  .  .  .  . .  .  .   26,206     33,643

OBLIGATION UNDER CAPITAL LEASES  .  .  .  .  .  .  .  .              189        420

DEFERRED RENT.  .  .  .  .  .  .  .  .  .  .  .  .  .              1,318      1,339

OTHER LIABILITIES.  .  .  .  .  .  .  .  .  .  .  .  . .  .          380        624
                                                                 -------    -------

TOTAL LIABILITIES  .  .  .  .  .  .  .  .  .  .  .  .    .  .     28,093     36,026
                                                                 -------    -------

SHAREHOLDERS' EQUITY:

  Class A Common stock, $.01 par value; authorized
     5,000,000 shares; issued 2,741,472 shares and
     2,721,472 shares, respectively.  .  .  .  .  .  . .              28        27
  Class B Common stock, $.01 par value; authorized
     5,000,000 shares; issued 1,614,924 shares and
     1,594,942 shares, respectively.  .  .  .  .  .  . .              16        16
  Additional paid-in capital  .  .  .  .  .  .  .  .  . .  .      21,953    21,740
  Retained earnings  .  .  .  .  .  .  .  .  .  .  .  . .  .      20,152    20,512
  Treasury stock - Class A common stock, 28,118 shares
     at cost                                                        (214)        -
  Treasury stock - Class B common stock, 32,144 shares
     at cost                                                        (354)     (354)
                                                                 -------   -------

TOTAL SHAREHOLDERS' EQUITY  .  .  .  .  .  .  .  .  .             41,581    41,941
                                                                 -------   -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   .  .  .  .          $69,674   $77,967
                                                                 =======   =======


                        See notes to consolidated financial statements.

                          THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)
                         (Dollars in thousands, except per share data)


                                            Three Months Ended            Nine Months Ended
                                          ----------------------       ---------------------
                                          June 28,      June 30,       June 28,      June 30,
                                            1996          1995           1996          1995
                                          --------      --------       --------      --------
Net sales.  .  .  .  .  .  .  .  .  .  $   32,802    $   31,289      $  103,645    $   102,567
                                       ----------    ----------      ----------    -----------

Cost of sales including buying,
  occupancy and distribution.  .  .  .     25,486        24,641          80,913         81,380
Selling, general and
  administrative expenses.  .  .  .  .      7,375         6,771          22,642         19,192
                                       ----------    ----------      ----------    -----------
Total operating expenses .  .  .  .  .     32,861        31,412         103,555        100,572
                                       ----------    ----------      ----------    -----------
Income (loss) from operations  .  .  .        (59)         (123)             90          1,995
Other income, net  .  .  .  .  .  .  .         23            21              74             88
Interest expense   .  .  .  .  .  .  .       (251)         (217)           (769)          (496)
                                       ----------    ----------      ----------     ----------

Earnings (loss) before income taxes.  .      (287)         (319)           (605)         1,587
Income taxes .  .  .  .  .  .  .  .  .       (116)         (129)           (245)           643
                                       ----------    ----------      ----------     ----------

Net earnings (loss) .  .  .  .  .  .   $     (171)   $     (190)     $     (360)    $      944
                                       ==========    ==========      ==========     ==========


Net earnings (loss) per common share

 Primary.  .  .  .  .  .  .  .  .  .   $    (0.04)   $    (0.04)     $    (0.08)    $     0.22
                                       ==========    ==========      ==========     ==========

 Fully Diluted  .  .  .  .  .  .  .  . $    (0.04)   $    (0.04)     $    (0.08)    $     0.22
                                       ==========    ==========      ==========     ==========

Weighted average shares outstanding

 Primary .  .  .  .  .  .  .  .  .  .   4,312,584     4,335,105       4,316,817      4,361,703
                                       ==========    ==========      ==========     ==========

 Fully Diluted .  .  .  .  .  .  .  .   4,312,584     4,335,105       4,316,817      4,319,492
                                       ==========    ==========      ==========     ==========



                        See notes to consolidated financial statements.

                          THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (Unaudited)
                                    (Dollars in thousands)


                                                                                        Nine Months Ended
                                                                                      ----------------------
                                                                                      June 28,      June 30,
                                                                                        1996          1995
                                                                                      --------      --------
Cash flows from operating activities:
  Net (loss) earnings .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $  (360)       $   944
  Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .            2,062          1,769
    Change in assets and liabilities:
      Accounts receivable, net.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             (123)           669
      Inventories.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    7,836         (4,115)
      Prepaid expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (296)        (1,198)
      Prepaid income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (146)          (194)
      Deposits and other assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             (76)          (137)
      Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (5,440)         1,597
      Accrued expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (187)          (352)
      Deferred rent.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (21)           126
      Other liabilities.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (244)             -
      Income taxes payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (430)             -
                                                                                      -------        -------
      Net cash provided (used) by operating activities.  .  .  .  .  .                  2,575           (891)
                                                                                      -------        -------
Cash flows from investing activities:
  Capital expenditures, net.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (987)        (3,939)
                                                                                      -------        -------
      Net cash used by investing activities.  .  .  .  .  .  .  .  .  .  .               (987)        (3,939)
                                                                                      -------        -------

Cash flows from financing activities:
  Net (payments) borrowings under line-of-credit agreement.  .                         (1,395)         4,960
  Repayments of capital lease obligations.  .  .  .  .  .  .  .  .  .  .                 (216)          (202)
                                                                                      -------        -------
      Net cash (used) provided by financing activities.  .  .  .  .  .                 (1,611)         4,758
                                                                                      -------        -------

Net decrease in cash and cash equivalents .  .  .  .  .  .  .  .  .  .  .  .              (23)           (72)
Cash and cash equivalents at beginning of period.  .  .  .  .  .  .                     1,320          1,382
                                                                                      -------        -------

Cash and cash equivalents at end of period.  .  .  .  .  .  .  .  .  .                $ 1,297        $ 1,310
                                                                                      =======       ========

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       $      794        $   477
 Cash payments for income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .                   331            837
 Treasury stock received in exchange of options exercised.  .  .                          214            354





                        See notes to consolidated financial statements.

                            THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FOR THE THREE AND NINE MONTHS ENDED
                                  JUNE 28, 1996 and JUNE 30, 1995
                                            (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc., (the "Company") for the year ended September 29, 1995.

     The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at June 28, 1996 and June 30, 1995 and for the three and nine month periods then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 29, 1995.

     The results for the three and nine month periods ended June 28, 1996 and June 30, 1995 are not necessarily indicative of results expected for the entire year.

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

Note 2  Subsequent Event

     The Company decided to close its eight retail stores in the Atlanta, Ga. marketplace effective August 4, 1996. As a result, the Company will absorb in the fourth quarter of the fiscal year ended September 27, 1996, a pre-tax restructuring charge of approximately $4,000,000. The charge will primarily include the cost of future lease obligations, a write off of certain assets and a severance package for its employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's ability to develop relationships with the manufacturers of professional hair care products and the Company's ability to generate cash from operations are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance new store openings or working capital requirements, competitors in the marketplace that may have substantially more capital resources than the Company, the Company's ability to develop relationships with the manufacturers of professional hair care products, general business and economic conditions, and other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speaks only as of the date made.

General

     The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. At June 28, 1996, the Company operated 76 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; Philadelphia, Pennsylvania; and Atlanta, Georgia. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.

Atlanta, Ga. Marketplace

     The Company decided to close its eight retail stores in the Atlanta, Ga. marketplace effective August 4, 1996. As a result, the Company will absorb in the fourth quarter of the fiscal year ended September 27, 1996, a pre-tax restructuring charge of approximately $4,000,000. The charge will primarily include the cost of future lease obligations, a write off of certain assets and a severance package for its employees. The expected future cash flow requirements of the restructuring charge is approximately $2,800,000 and will be paid over the life of the leases.

Hair Salon Strategy

     Traditionally, the manufacturers of professional hair care products have allowed their products to be sold by retail hair salons only. Historically, the Company was able to purchase professional hair care products from secondary sources, and sales of these products generally accounted for 5% to 6% of the Company's annual retail sales. The Company's purchases of these products and sale at value prices to consumers was not looked upon favorably by these manufacturers. With the growth of the Company over the past three years sufficient quantities of top selling professional hair care products became increasingly difficult to purchase through secondary sources. As a result, the Company decided to add hair salons in its existing stores as an add-on beauty service and with the anticipation of developing a direct relationship with the manufacturers of professional hair care products.

     In the latter half of fiscal 1994, the Company opened hair salons in twelve of the thirteen new stores in the Philadelphia, Pa., Charlotte/Raleigh, N.C. and Atlanta, Ga. market areas. In February 1995, the Company began to retrofit existing stores in its Washington D.C. and Chicago, IL. market areas. The Company operates hair salons in 67 of its 76 stores.

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

Results of Operations

     Results from operations continued to be impacted by the following factors: expenses associated with the operation of hair salons in 67 of its 76 stores, the relatively large base of stores opened over the past two and one half years whose sales volume have not grown to a maturity level of stores in existing markets and lastly, increased interest costs associated with the expansion of new stores.

     Consolidated net sales for the nine months ended June 28, 1996 were $103,645,000, a increase of $1,078,000, or 1.1%, from the $102,567,000 in consolidated net sales for the nine months ended June 30, 1995. Consolidated net sales for the three months ended June 28, 1996 were $32,802,000, a increase of $1,513,000, or 4.8%, from the $31,289,000 in consolidated net sales for the three months ended June 30, 1995.

     Retail sales for the nine months ended June 28, 1996 were $102,312,000, an increase of $1,880,000, or 1.9%, from the $100,432,000 in sales for the nine months ended June 30, 1995. Comparable store retail sales for the period decreased by $4,044,000, or 4.1%. The decrease in comparable store retail sales is primarily attributable to lost sales as a result of the severe winter weather on the East Coast during the quarter ended March 29, 1996, weak retail sales in men's and women's fragrances and the loss of professional hair care product sales, the later resulting from the Company's change in methods of purchasing professional hair care products (See Hair Salon Strategy). Retail sales for the three months ended June 28, 1996 were $32,369,000, an increase of $1,635,000, or 5.3%, from the $30,734,000 in sales for the three months ended June 30, 1995. Comparable store retail sales for the period increased by $301,000, or 1.0%, resulting from increased cosmetic and treatment sales and hair salon service revenue. The Company operated 76 stores at June 28, 1996 and 71 stores at June 30, 1995.

     Wholesale sales for the nine months ended June 28, 1996 were $1,333,000, an decrease of $802,000, or 37.6%, from the $2,135,000 in sales for the nine months ended June 30, 1995. Wholesale sales for the three months ended June 28, 1996 were $433,000, an decrease of $122,000, or 22.0%, from the $555,000 in sales for the three months ended June 30, 1995. The Company has focused greater attention to its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

     Cost of sales, including buying, occupancy and distribution expenses, was $80,913,000 (78.1% of sales) for the nine months ended June 28, 1996 versus $81,380,000 (79.3% of sales) for the nine months ended June 30, 1995. Cost of sales, including buying, occupancy and distribution expenses, was $25,486,000 (77.7% of sales) for the three months ended June 28, 1996 versus $24,641,000 (78.8% of sales) for the three months ended June 30, 1995. The dollar decrease for the nine months ended June 28, 1996 is primarily attributable to lost comparable store sales volume which was partially offset by the five additional stores in operation at June

28, 1996. The dollar increase for the three months ended June 28, 1996 is primarily attributable to the five additional stores in operation at June 28, 1996 and comparable store sales growth. Cost of sales, including buying, occupancy and distribution expenses, as a percentage of sales were affected positively by gross margin increases primarily resulting from the direct purchases of professional hair care products. This percentage gain was partially offset by new stores, whose sales volume has not yet grown to the level experienced by mature stores, thus having a higher cost of sales percentage because of occupancy costs.

     Selling, general and administrative expenses ("S G & A") were $22,642,000 (21.9% of sales) for the nine months ended June 28, 1996 versus $19,192,000 (18.7% of sales) for the nine months ended June 30, 1995. Selling, general and administrative expenses were $7,375,000 (22.5% of sales) for the three months ended June 28, 1996 versus $6,771,000 (21.6% of sales) for the three months ended June 30, 1995. S G & A expenses increased $3,450,000 for the nine months ended June 28, 1996 over the comparable period of last year. Of this increase approximately $1,720,000 is associated with stores not in operation last year and approximately $1,680,000 is associated with operating expenses of hair salons in stores opened longer than one year. The remaining increase in S G & A expenses for the nine months ended June 28, 1996 is attributable to increased advertising expenses and marginal increases at comparable stores and corporate overhead levels. S G & A expenses increased $604,000 for the three months ended June 28, 1996 over the comparable period of last year. Of this increase approximately $420,000 is associated with stores not in operation last year and approximately $550,000 is associated with operating expenses of hair salons in stores opened longer than one year. The increases of new store and hair salon S G & A expenses for the three months ended June 28, 1996 were partially offset by decreases of S G & A expenses at comparable store and corporate overhead levels. S G & A expenses as a percentage of sales were impacted for two reasons: 1) S G & A percentage of comparable stores was negatively impacted by reduced comparable stores sales volume during both the nine months ended June 28, 1996 and 2) new stores generally have a higher S G & A percentage because their sales volume has not matured.

     Interest expense was $769,000 (0.7% of sales) for the nine months ended June 28, 1996 versus $496,000 (0.5% of sales) for the nine months ended June 30, 1995. Interest expense was $251,000 (0.8% of sales) for the three months ended June 28, 1996 versus $217,000 (0.7% of sales) for the three months ended June 30, 1995. The increase in interest expense is primarily attributable to borrowings under the credit facility to support working capital requirements and the opening of four stores during the nine months ended June 28, 1996

Liquidity and Capital Resources

     The Company's working capital was $33,094,000 at June 28, 1996 compared to $33,090,000 at September 29, 1995. The ratio of current assets to current liabilities was 2.3 at June 28, 1996 compared to 2.0 at September 29, 1995.

     Net cash provided by operating activities amounted to $2,575,000 for the nine months ended June 28, 1996. Of the cash provided by operating activities, $2,396,000 was provided by a reduction in inventory of $7,836,000 less a reduction in accounts payable of $5,440,000.

     Net cash used by investing activities amounted to $987,000 for the nine months ended June 28, 1996. This investment is primarily attributable to the four new stores opened during the period and completion of the hair salon retrofit construction.

     Net cash used by financing activities amounted to $1,611,000 for the nine months ended June 28, 1996. During the period ended June 28, 1996. the Company reduced its credit facility by $1,395,000 and repaid capital lease obligations in the amount of $216,000.

     The Company has an unsecured credit facility (the "Facility") with a bank for maximum borrowings of $15,000,000. The Facility, which expires on February 28, 1997, is subject to repayment on demand and bears interest, payable monthly, at an annual rate equal to the bank's prime rate or at LIBOR plus 200 basis points. The Facility requires compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At June 28, 1996, the outstanding balance under the Facility was $10,590,000.

     The Company's future capital needs primarily result from its plan to open additional new stores. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company has opened four stores in fiscal 1996 and there is one additional store scheduled to open in August 1996. The Company does not plan on opening any additional stores in fiscal year 1996. The Company may open additional stores during the next fiscal year, however, this would be dependent upon locating the property and negotiating the economics of the lease. The Company believes that funds available from the Facility and internally generated funds will provide sufficient capital to meet the Company's needs for the next year.

                                              PART II

Item 6. (A)  Exhibits

             EXHIBIT 27 - Financial Data Schedule as of June 28, 1996

        (B)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE COSMETIC CENTER, INC.
                                            (Registrant)

Date:   August 1, 1996                By    /s/ Ben S. Kovalsky
                                         ----------------------
                                           BEN S. KOVALSKY

                                           President and Chief Operating Officer

Date:   August 1, 1996                By    /s/ Bruce E. Strohl
                                         ----------------------
                                           BRUCE E. STROHL

                                           Vice President - Finance
                                           and Chief Financial Officer