Form 10-K405
period 1996-09-27
COSMETIC CENTER INC
filed 1996-12-20
CIK 793520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                  Act of 1934 For the fiscal year ended September 27, 1996 or

___     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 For the transition period ___________


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes X    No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
                                                                Yes X    No

     As of December 9, 1996, the aggregate market value of the Class B Common Stock (voting) held by non-affiliates of the registrant was approximately $4,252,000.

     As of December 9, 1996, the number of shares of Class A Common Stock of the registrant issued and outstanding was 2,717,104 and of Class B Common Stock was 1,582,780.


                       DOCUMENTS INCORPORATED BY REFERENCE

             Proxy statement for the annual meeting of shareholders
                            Part III, Items 11 - 13


                        Exhibit index appears on page 37.

                            THE COSMETIC CENTER, INC.


                                Table of Contents


                                     PART I


 Item                                                                                                Page
   1.   Business  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3
   2.   Properties   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  8
   3.   Legal Proceedings  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  8
   4.   Submission of Matters to a Vote of Security Holders .  .  .  .  .  .  .  .  .  .  .  .  .  .  8



                                     PART II


   5.   Market for the Registrant's Common Stock and Related
         Stockholder Matters  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  9
   6.   Selected Financial Data  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 10
   7.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 11
   8.   Financial Statements and Supplementary Data   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 17
   9.   Disagreements on Accounting and Financial Disclosures  .  .  .  .  .  .  .  .  .  .  .  .  . 34



                                    PART III


  10.   Directors and Executive Officers of the Registrant .  .  .  .  .  .  .  .  .  .  .  .  .  .  35
  11.   Executive Compensation  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  36
  12.   Security Ownership of Certain Beneficial Owners and Management .  .  .  .  .  .  .  .  .  .  36
  13.   Certain Relationships and Related Transactions  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  36



                                                 PART IV


  14.   Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  37

                                                      PART I

Item 1.  Business

General

      The Cosmetic Center, Inc. (the "Company"), a Delaware corporation, is primarily engaged in the retail sale of a wide range of brand name cosmetic, fragrance, beauty aid and related items (sometimes referred to herein as "cosmetic products"). The Company believes that it is one of the leading specialty retailers of cosmetic products in the United States and that its stores offer a larger selection of cosmetic products than other retailers in the Company's market areas.

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


Retail Division

      The Company's retail specialty stores sell cosmetic products. The Company's stores, which operate under the name "The Cosmetic Center(R)", are located in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; and Philadelphia, Pennsylvania.

       The Company's retail division operated 69 specialty stores under the name "The Cosmetic Center(R)" as of December 9, 1996. The stores offer a broad selection of approximately 25,000 brand name prestige and mass-merchandised cosmetic products, including items in different sizes and colors, for women, men and children at everyday prices generally ranging from 10% to 50% below the manufacturers' suggested retail prices, with most items priced from 10% to 20% below such prices. The Company features advertised items priced up to 70% below the manufacturers' suggested retail prices. The stores' merchandise includes, among other things, perfume, cologne, after-shave, makeup, lipstick, eyeshadow, nail polish, skin care and treatment products, shampoo, hair color, hair spray, soap, bath and body products, sun tan products, eye care products, hair dryers, curling irons, hosiery, cosmetic accessories and novelty items.

      The Company's retail division operates hair salons in 60 of its 69 specialty stores. The Salon at The Cosmetic Center ("The Salon") emphasizes quality haircutting and manicure services at moderate prices for the entire family. The Salon offers the following major services: shampooing, conditioning, haircutting and styling, hair coloring, permanent waving. Some stores also offer manicure services. In addition to professional services, The Salon sells various professional hair and nail care products.

      Stores are open every day of the year (except Easter, Thanksgiving and Christmas) generally from 10:00 A.M. to 9:00 P.M., Monday through Friday; 10:00 A.M. to 7:00 P.M. on Saturday; and 11:00 A.M. to 6:00 P.M. on Sunday. The Salon hours are generally shorter. The stores range in size from approximately 5,000 to 10,000 square feet and are designed to provide a combination of full-service and self-service shopping. Merchandise is generally displayed on mirror backed wall displays, color-coordinated aisle shelving units and in lighted, mirrored showcases in accordance with a detailed, standardized shelving plan. Products are displayed by department, manufacturer and size, permitting departments to expand or contract rapidly in response to changes in customer demand. Store interiors generally include wall-to-wall carpeting, colorcoordinated custom designed fixtures, recessed and track lighting and background music.

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

      Control over store operations is the responsibility of the Company's Vice President of Retail Operations, one regional manager and six district managers. It is Company policy for the district managers to visit each store at least weekly in order to ensure the quality of merchandise presentation, proper staffing and adherence to Company standards.

      Approximately 60% of the Company's sales are made for cash with the balance under major credit card plans for which the Company assumes no credit risk. The stores accept the return of merchandise.


Wholesale Division

      The Company's wholesale division, through the Company's wholly owned subsidiary M. Steven Cosmetic Company, Inc., distributes cosmetic products to independent drug stores and regional retail chains throughout the United States. The division mails a catalog twice a year to all of its customers and once a year, before the Christmas season, to selected independent drug stores and regional retail chains. It also sends out a flyer several times a year featuring special promotional items. The wholesale division uses a telemarketing staff to solicit orders from independent drug stores and regional retail chains via a toll-free telephone number, as well as by mail. Independent sales representatives working on a commission basis also service many independent drug stores.


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

Retail Stores

      The following table summarizes the number of stores opened, net of stores closed, by fiscal year by metropolitan market area as of September 27, 1996.

FISCAL                    WASHINGTON      CHICAGO     BALTIMORE     RICHMOND       NORTH     ATLANTA    PHILADELPHIA
 YEAR          TOTAL          D.C.          IL            MD           VA        CAROLINA      GA             PA
1986 (and prior) 10            8                                       2
1987              6            2            1             3
1988              5                         4             1
1989              4                         4
1990              4            2            2
1991              5            2            3
1992              5            3            1             1
1993              8            3            3             1            1
1994             14            2            2                          1             3            4            2
1995             12            4            1                                        2            2            3
1996             (4)           1                                                                 (6)           1
               ----         ----         ----           ----          ---           ---          ----         ---
                69            27           21             6            4             5            0            6

      In fiscal 1996, the Company opened five stores, two in Ga. and one each in IL., Pa. and Washington, D.C. market areas, and closed nine stores, eight in Ga. and one in IL. The Company may open additional new stores in fiscal 1997. The opening of additional stores will be subject to a number of factors, including general economic and business conditions affecting consumer purchases, the availability of suitable store sites and the procurement of acceptable leases.


Purchasing

      In purchasing merchandise, the Company generally seeks to obtain purchases based on the most favorable combination of prices, quantities and merchandise selection available and, accordingly, the extent and nature of the Company's purchases from various vendors change constantly. For the 1996 fiscal year, the Company estimates that approximately 82% of its cosmetic products were purchased directly from manufacturers and their representatives (primary sources) and approximately 18% were purchased from wholesalers and retailers (secondary sources). Over the last several years, the percentage purchased from primary sources has increased from approximately 40% in fiscal year 1985 to its current level. The Company purchases merchandise from approximately 560 vendors. For the 1996 fiscal year, more than $100,000 of purchases were made from each of approximately 155 different vendors. The three largest primary source vendors accounted for approximately 10%, 8% and 4%, respectively, of total purchases. Revlon Consumer Products Corporation represents the 10% primary source vendor. The largest secondary source vendor accounted for 2% of total purchases. As is customary in the cosmetic product industry, the Company has no long-term or exclusive contract with any vendor. Although the loss of any one of the above referred to vendors could have a short-term material adverse effect on the Company, the Company believes that it would not have a material adverse effect on the Company's long-term operations because the Company believes that alternative sources of supply would be available.

      Some of the cosmetic products purchased by the Company from its secondary sources may include cosmetic products that were originally sold to department stores and other retailers (resold merchandise). From time to time, certain manufacturers have taken actions to prohibit or restrict the resale of such products by department stores and other retailers. Some of the cosmetic products purchased by the Company from its secondary sources also may include products that are subject to copyright, trademark, trade dress, and patent rights, either manufactured in foreign countries or manufactured in the United States and sold to foreign distributors (foreign market merchandise). Periodically, litigation or administrative agency proceedings have been instituted and federal legislation has been proposed seeking to halt or restrict the importation of such merchandise. Any of the foregoing prohibitions or restrictions could have a material adverse effect on the Company, although the Company believes that it could obtain alternative sources for most, if not all, of its cosmetic products. However there can be no assurances that the terms on which the Company could purchase theses substitute products would be as favorable as the terms the Company currently receives from secondary sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hair Salon Strategy".


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


Advertising

      The Company's retail division traditionally uses newspaper print and insert advertising in major metropolitan newspapers in the Company's market areas. The Company may seasonally supplement its advertising program with radio or television advertising. In order to increase store traffic and sales, the Company features advertised items priced up to 70% below the manufacturers' suggested retail price. The wholesale division relies primarily on telemarketing, catalogs and flyers for sales promotion. The Company has been able to obtain cooperative advertising allowances from some of its vendors. The Company groups its stores in selected market areas, among other reasons, to obtain economies of scale on advertising expenditures.

Trade Names and Service Marks

      The Company's stores use the trade name and service mark "The Cosmetic Center(R)." The Company has registered "The Cosmetic Center(R)" as a service mark with the United States Patent and Trademark Office and with the State of Maryland. In some states, however, other businesses may use similar names and the Company's rights to open new stores under the name "The Cosmetic Center(R)" may be limited in such states. The Company uses the slogan "A Beautiful Way to Save(R)" in all of its retail advertising, for which it has obtained registration with the United States Patent and Trademark Office. The Company purchases cosmetic products produced by manufacturers for sale under the Company's "Courtney Brooke(R)" and "Biny o Biny(R)" labels. The Company has obtained federal registration for the "Courtney Brooke(R)," mark and the "Biny o Biny(R)" mark for substantially all of those classes of goods sold under the "Courtney Brooke(R)" mark and the "Biny o Biny(R)" mark.


Employees

      At September 27, 1996, the Company had approximately 1,630 employees, of whom 830 were full-time and 800 were part-time. The Company pays wages and salaries and provides fringe benefits which it believes are competitive with those of its competitors in its geographic market areas. None of the Company's employees are covered by a collective bargaining agreement and no work stoppages have been experienced. The Company believes that its relationship with its employees is satisfactory.


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

Item 2.  Properties

Store Properties

      The Company's stores range in size from approximately 5,000 to 10,000 square feet, with the average store comprising 6,200 square feet. All of the Company's stores operate under leases with the initial term expiring at varying dates until January 2006. The average remaining initial term of the store leases is approximately four years. Certain of the leases contain renewal options up to fifteen years, with the average renewal term being five years. The base rental rates on leases average approximately $14.09 per square foot. Substantially all of the Company's leases provide for additional rents equal to a percentage of sales above a certain minimum level. Sixteen of the Company's leases terminate within the next two years. The Company believes it will be able to negotiate a new lease for these properties or lease other space in the vicinity of the current locations. The Company leases an industrial park store from a partnership in which A. Weinstein, Vice Chairman, Vice President, Secretary, and Director of the Company, holds a 35.67% limited partnership interest.

      See Item 1. Business - Retail Stores for information as to the number of stores and market areas.


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



Item 3.  Legal Proceedings

      The Company is involved in litigation arising in the normal course of business. In the opinion of management, this litigation will not have a material effect on the Company's financial position or results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended September 27, 1996.

                                                      PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

      The Company's Class A (nonvoting) and Class B (voting) Common Stock are each quoted on the Nasdaq National Market System under the symbols COSCA and COSCB, respectively. The following table sets forth the high and low closing sale prices for the periods indicated.



                                                                  MARKET PRICE
                                                       Class A                        Class B
        Fiscal Year        Quarter             High             Low           High             Low
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

          1996            First               $ 7 7/8         $ 5 3/4        $ 8 3/8         $ 6 1/4

                          Second              $ 7 3/4         $ 4            $ 7 1/2         $ 4 1/4

                          Third               $ 5 7/8         $ 4 3/4        $ 6 3/4         $ 5

                          Fourth              $ 5 3/4         $ 3 3/4        $ 6 1/8         $ 4 1/4



          As of December 9, 1996, there were 189 holders of record of the Company's Class A Common Stock and 136 holders of record of the Company's Class B Common Stock, excluding holders whose stock is held in nominee or street name.


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


(Dollars in thousands, except per share amounts)
                                                                                          Fiscal Years
                                                                1996          1995           1994         1993          1992
                                                              --------      --------       -------      -------       ------
Earnings statement data:

Net sales by division:
    Retail.  .  .  .  .  .  .  .  .  .  .  .  .  .  .        $132,112      $129,677       $119,975      $104,827     $  95,443
    Wholesale.  .  .  .  .  .  .  .  .  .  .  .  .  .           1,683         2,627          3,576         4,659         5,732
                                                          -----------   -----------     -----------   -----------   -----------
Total net sales.  .  .  .  .  .  .  .  .  .  .  .  .          133,795       132,304        123,551       109,486       101,175
                                                           ----------    ----------     ----------    ----------    ----------

Cost of sales including buying,
    occupancy and distribution .  .  .  .  .  .  .  .         105,761       105,094         96,574        86,514        80,323
Selling, general and administrative
    expenses.  .  .  .  .  .  .  .  .  .  .  .  .  .           30,268        27,033         19,929        17,115        16,251
Restructuring provision.  .  .  .  .  .  .  . . . .  .          4,024            -              -             -             -
                                                           ----------- -------------   -------------  -------------  -------------

Total operating expenses .  .  .  .  .  .  . .  .  .          140,053       132,127        116,503       103,629        96,574
                                                            ----------   ----------      ----------    ----------    -----------

(Loss) income from operations     .  .  .  .  .  .  .          (6,258)          177          7,048         5,857         4,601

Other income, net.  .  .  .  .  .  .  .  .  .  .  .  .             95           670            110           84             49

Interest expense.  .  .  .  .  .  .  .  .  .  .  .  .          (1,030)         (725)          (166)         (97)          (559)
                                                             -----------   ----------- ------------  ------------  ------------

(Loss) earnings before income taxes     .  .  .  .  .          (7,193)          122           6,992       5,844          4,091

Income tax (benefit) provision    .  .  .  .                   (2,433)         (157)          2,804       2,267          1,657
                                                              ----------- -----------    -----------   -----------   -----------

Net (loss) earnings.  .  .  .  .  .  .  .  .  .  .         $   (4,760)   $      279      $    4,188   $   3,577     $    2,434
                                                           ============  ===========     ===========   ===========  ===========

Net (loss) earnings per common share
     Primary.  .  .  .  .  .  .  .  .  .  .  .  .          $      (1.11) $      .06      $     0.95   $      0.82  $      0.68
                                                           ============  ===========     ===========   ===========  ===========


Weighted average shares outstanding
    Primary.  .  .  .  .  .  .  .  .  .  .  .  .              4,293,457   4,358,339       4,414,462     4,375,114    3,577,618
                                                             =========   ==========      ==========    ==========    ==========


Stores open at end of period   .  .  .  .  .                         69          73              61            47           39


Balance sheet data at end of period:

Working capital.  .  .  .  .  .  .  .  .  .  . .            $    42,815     $33,090         $36,039       $33,386      $29,918
Property and equipment net     .  .  .  .  .   .                  8,407      10,801           7,115         5,468        4,307
Total assets.  .  .  .  .  .  .  .  .  .  .  .  .                72,522      77,967          62,134        54,765       49,914
Short-term debt.  .  .  .  .  .  .  .  .  .  .  .                   311      12,276           5,297           222          195
Long-term debt.  .  .  .  .  .  .  .  .  .  .  .                 12,329         420             711           814          555
Shareholders' equity.  .  .  .  .  .  .  .  .   .                37,181      41,941          41,662        37,436       33,855

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


General

      The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. At September 27, 1996, the Company operated 69 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; and Philadelphia, Pennsylvania. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.

      During the past three fiscal years the Company embarked upon several major projects which affected the results of operations. These projects included the expansion on a more expedited basis than in the past and the introduction of hair salons within its retail stores.


Expansion

      Over the past three fiscal years the Company opened 31 retail stores to add to its base of 47 retail stores at the end of the 1993 fiscal year, an increase of 66%. During this same time period the Company opened three new geographic market areas: Charlotte/Raleigh/Durham, N.C.; Philadelphia, Pa.; and Atlanta, Ga. Generally, new stores do not begin to contribute to the absorption of corporate overhead until after their second year of operation or until their sales level has matured. In a new market, where it takes additional time to build name recognition, the time period to begin to contribute to absorption of corporate overhead may even be longer.

      Although the Philadelphia, Pa. and North Carolina market areas have performed to the Company's expectations, the Atlanta Ga. marketplace was a disappointment. During the 1996 fiscal year, the Atlanta marketplace suffered an operating loss of $1,096,000. As a result, on August 4, 1996, the Company closed its eight retail stores in the Atlanta marketplace and recorded a restructuring provision of $4,024,000, including the cost of future lease obligations, a write off of certain assets and a severance package for its Atlanta employees. The expected future cash flow requirement of the restructuring provision at September 27, 1996 is $2,108,000 and will be paid over the remaining one to four year lives of the Atlanta leases.

Hair Salon Strategy

      Traditionally, the manufacturers of professional hair care products have allowed their products to be sold by retail hair salons only. Historically, the Company was able to purchase professional hair care products from secondary sources, and sales of these products generally accounted for 5% to 6 % of the Company's annual retail sales. The Company's purchases of these products and sale at value prices to consumers was not looked upon favorably by these manufacturers. With the growth of the Company over the past three years sufficient quantities of top selling professional hair care products became increasingly difficult to purchase through secondary sources. As a result, the Company decided to add hair salons in its existing stores as an add-on beauty service and with the anticipation of developing direct relationships with the manufacturers of professional hair care products, which required discontinuing sales of professional hair care products obtained from secondary sources.

      In the summer and fall of 1994, the Company opened hair salons in twelve of its thirteen new stores in the Pa., N.C. and Ga. market areas. In February 1995, the Company began to retrofit existing stores in its Washington D.C. and Chicago, IL. market areas. As of September 27, 1996, the Company had built or retrofitted 60 of its 69 stores to include hair salons.

      In July 1995, the Company began receiving shipments of professional hair care products from one of the four major professional hair care manufacturers and continues to receive such products today. This manufacturer, however, represents only one-third of the historical 6% of sales volume. The loss of the other 4% of historical professional hair care product sales has adversely affected retail sales and profits. The Company is attempting to develop direct relationships with the other three major manufacturers, although there can be no assurances this will be achieved or that the one manufacturer will continue to supply the Company.

      Although results of operations continue to be affected by costs associated with the operation of hair salons and lost sales and profits associated with the discontinuance of professional hair care products from secondary sources, the Company believes that there may be future benefits to be derived from maintaining and expanding the arrangement. The gross margin on professional hair care products purchased on a direct basis is significantly higher than the gross margin on professional hair care products purchased on a secondary source basis. In addition, the direct relationship enables the Company to maintain in stock sufficient quantities of professional hair care products of the manufacturer with which the Company has such relationship.

Results of Operations

      The Company's fiscal year ends on the last Friday of September. Fiscal years for the following discussion ended on September 27, 1996, September 29, 1995, and September 30, 1994. Fiscal years 1996 and 1995 each consisted of 52 weeks and fiscal year 1994 consisted of 53 weeks.

Fiscal Year Ended September 27, 1996

      Consolidated net sales for the year ended September 27, 1996 were $133.8 million, an increase of $1.5 million, or 1.1%, from the $132.3 million in consolidated net sales for the year ended September 29, 1995.

      Retail sales for the year ended September 27, 1996 were $132.1 million, an increase of $2.4 million, or 1.9%, from the $129.7 million in retail sales for the year ended September 29, 1995.

The increase in retail sales was primarily attributable to the five stores opened at various dates in fiscal year 1996, the five stores opened in the second half of fiscal year 1995 which were in operation for a full year in fiscal year 1996 and comparable store sales increases in the second half of fiscal year 1996, partially offset by the loss of sales from closed stores in the Atlanta area. Comparable store retail sales for the 1996 fiscal year were $124.3 million as compared to $127.6 million for the 1995 fiscal year, a decrease of $3.3 million. The decrease in comparable store retail sales is primarily attributable to lost sales as a result of the severe winter weather on the East Coast during the quarter ended, March 29, 1996, weak retail sales in men's and women's fragrances and the loss of professional hair care product sales, the latter resulting from the Company's change in methods of purchasing professional hair care products. See Hair Salon Strategy. The Company operated 69 stores at September 27, 1996 as compared to 73 stores at September 29, 1995.

      Wholesale sales for the year ended September 27, 1996 were $1.7 million, a decrease of $0.9 million, or 34.6%, from the $2.6 million in wholesale sales for the year ended September 29, 1995. The Company has focused greater attention on its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

      Cost of sales, including buying, occupancy and distribution expense, was $105.8 million (79.1% of sales) for the year ended September 27, 1996, versus $105.1 million (79.4% of sales) for the year ended September 29, 1995. The dollar increase was primarily attributable to cost of sales and occupancy costs associated with the five stores opened in fiscal year 1996, the five stores opened in the second half of fiscal year 1995, which were in operation for a full year in fiscal year 1996, additional buying and distribution expenses to support the new stores and comparable store sales increases in the second half of fiscal year 1996. Cost of sales, including buying, occupancy and distribution expenses, as a percentage of sales were affected positively by gross margin increases resulting from the direct purchase of professional hair care products. This percentage gain was partially offset by new stores, whose sales volume has not yet grown to the level experienced by mature stores, thus having a higher cost of sales percentage because of occupancy costs.

      Selling, general and administrative ("S G & A") expenses were $30.3 million (22.6% of sales) for the year ended September 27, 1996, versus $27.0 million (20.4% of sales) for the year ended September 29, 1995. S G & A expenses increased $3.3 million for fiscal year 1996 versus fiscal year 1995. Of this increase approximately $2.2 million is associated with stores not in operation for the comparable time period and approximately $1.7 million is associated with increased operating expenses of hair salons in salons opened longer than one year. The increase of new store and hair salon S G & A expenses was partially offset by decreases of $0.6 million in S G & A expenses at comparable stores and corporate overhead levels. The increase in S G & A expenses as a percentage of sales for fiscal year 1996 versus fiscal year 1995 primarily reflects reduced comparable stores sales volume and that new stores generally have a higher S G & A as a percentage of sales because their sales volume has not matured.

      Interest expense was $1.0 million (0.8% of sales) for the year ended September 27, 1996, versus $0.7 million (0.5% of sales) for the year ended September 29, 1995. The increase in interest expense was primarily attributable to increased borrowings under the credit facility to support fixed asset and working capital requirements associated with new stores and the retrofit construction of hair salons in existing stores.

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

      Cost of sales, including buying, occupancy and distribution expense, was $105.1 million (79.4% of sales) for the year ended September 29, 1995, versus $96.6 million (78.2% of sales) for the year ended September 30, 1994. The dollar increase was primarily attributable to cost of sales and occupancy costs associated with the twelve stores opened in fiscal year 1995, the ten stores opened in the second half of fiscal year 1994, which were in operation for a full year in fiscal year 1995, and additional buying and distribution expenses to support the new stores. Cost of sales including buying, occupancy and distribution expenses as a percentage of sales increased for the 1995 fiscal year because of increased buying, occupancy and distribution expenses associated with the aforementioned new stores, whose sales volume has not yet grown to the level experienced by mature stores. The percentage was also adversely affected by the decline in comparable store sales.

      Selling, general and administrative ("S G & A") expenses were $27.0 million (20.4% of sales) for the year ended September 29, 1995, versus $19.9 million (16.1% of sales) for the year ended September 30, 1994. S G & A expenses increased $7.1 million for fiscal year 1995 versus fiscal year 1994. Of this increase $5.0 million was associated with the twelve stores opened in fiscal year 1995 and the ten stores opened in the second half of fiscal year 1994. These twenty-two stores, or 30% of all stores, generated additional sales of $18.2 million, thus their S G & A expenses as a percentage of sales was 27.5%, thus increasing S G & A as a percentage of sales. New stores generally have higher S G & A as a percentage of sales until their sales volume matures.

      S G & A expenses for the fiscal year 1995 also included some one-time expenses. The

Company absorbed an $0.8 million payroll expense for salary continuation benefits under the remaining term of the employment contract of the Company's Chairman, Louis R. Weinstein, who died on July 8, 1995. This expense was partially funded by $550,000 of proceeds under a life insurance contract, which is included in other income. Additionally, the Company absorbed approximately $0.3 million of S G & A expenses, which included a $0.2 million lease termination fee, on a "close out" store concept which was opened and closed within the 1995 fiscal year.

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

      Interest expense was $0.7 million (0.5% of sales) for the year ended September 29, 1995, versus $0.2 million (0.1% of sales) for the year ended September 30, 1994. The increase in interest expense was primarily attributable to borrowings under the credit facility to support the fixed asset and working capital requirements associated with new stores and the retrofit construction of hair salons in existing stores.

      The income tax provision for fiscal year 1995 includes a tax benefit of approximately $0.2 million because the proceeds from the life insurance contract are not taxable.


Liquidity and Capital Resources

      The Company's working capital was $42.8 million at September 27, 1996 compared to $33.1 million at September 29, 1995. The ratio of current assets to current liabilities was 3.1 at September 27, 1996 and 2.0 at September 29, 1995.

      Net cash provided by operating activities amounted to $761,000 for the fiscal year ended September 27, 1996. The $5.4 million decrease in inventory and the $5.7 million in non-cash expenses; depreciation, amortization and the restructuring provision were used to fund the loss from operations and other elements of working capital.

      Net cash used by investing activities amounted to $1,046,000 for the fiscal year ended September 27, 1996. The investment is primarily attributable to the opening of five new stores during the period and completion of the hair salon retrofit construction.

      Net cash used by financing activities amounted to $56,000 for the fiscal year ended September 27, 1996. Under the Company's credit facility the Company had net borrowings of $235,000 to partially finance fixed asset expenditures for new stores opened during the period. The Company also repaid capital lease obligations in the amount of $291,000.

      The Company had an unsecured credit facility with a bank for a maximum borrowing of $15,000,000 (the "Facility"). The Facility, which was scheduled to expire on February 28, 1997, was subject to repayment on demand and accrued interest was payable monthly, at an annual rate equal to the bank's prime rate or at LIBOR plus 200 basis points. The Facility required compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At September 27, 1996, the Facility had an outstanding balance of $12,220,000 at interest rates ranging from 6.46% to 9.50%. The carrying value of the Company's debt approximates fair value.

      In October 1996, the Company paid the outstanding balance of $14,200,000 on the Facility with borrowings under a new loan and security agreement (the "New Facility"). Under the New Facility, which expires October 31, 1999, the Company may borrow the lesser of $25,000,000 or 50% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are secured by all of the Company's assets except for fixed assets. Under the New Facility the Company may borrow at LIBOR plus 200 basis points or at the bank's prime rate plus 50 basis points. The Company also pays an unused line fee equal to one-quarter of one percent per annum. Interest is payable monthly. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty of $187,500 if termination is made before the first anniversary date and $62,500 after the first anniversary date. As a result of the Company's ability to refinance the prior Facility with the New Facility, the balance of the Facility was classified as long-term debt in the accompanying September 27, 1996 balance sheet. The New Facility requires the Company to be in compliance with a minimum tangible net worth covenant.

      The Company's future capital needs primarily result from its plan to open additional new stores and the proposed merger. The Company's estimated cost of opening a new store is approximately $725,000, including $550,000 for initial inventory and $175,000 for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company may open additional stores during the next fiscal year, however, this would be dependent upon locating the property and negotiating the economics of the lease. The Company believes that funds available from the New Facility and internally generated funds will provide sufficient cash to meet the Company's needs for the next year.

      On November 27, 1996, the Company entered into a merger agreement (the "Merger") with Revlon Consumer Products Corporation ("RCPC") and Prestige Fragrance & Cosmetic, Inc. ("PFC") a wholly owned subsidiary of RCPC. Under the Merger, the Company will merge with PFC and the Company will remain as the surviving corporation. In connection with the Merger, a new class of the Company voting common stock ("Class C common stock") will be created. RCPC will receive newly issued Class C common stock such that immediately following the Merger, RCPC will own 65% of the issued and outstanding Class C common stock of the Company, representing a majority of voting interest in the Company and as a result, the Merger will be accounted for as a reverse acquisition, whereby the PFC's financial statements will represent the continuing historical financial statements of the Company. Also as a part of the Merger, the Company's Class A and Class B shareholders can elect to receive cash at $7.63 per share and option holders can elect to receive cash of $7.63 less the exercise price with a limit of 2,829,065 shares and options as to which the cash elections will be accepted. Giving effect to the cash election, RCPC can own up to 84% of the Company's outstanding common shares. The completion of the Merger is subject to, among other things, the approval of the shareholders of the Company, regulatory approval and financing for the surviving corporation. No assurance can be given that the Merger can be completed.


Seasonality

      The Company's business is seasonal with the highest volume of sales for both the retail and wholesale divisions occurring during the first fiscal quarter. (October & December)


Inflation

      While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation in the future.

Item 8.  Financial Statements and Supplementary Data.


               Consolidated Financial Statements.                                              Page


               Report of Independent Public Accountants         .  .  .  .  .  .  .  .  .  .     18


               Consolidated Balance Sheets
                  as of September 27, 1996 and September 29, 1995              .  .  .  .  .     19


               Consolidated Statements of Operations   .  .  .  .  .  .  .  .  .  .  .  .  .     21
                  Fifty-two weeks ended September 27, 1996
                  Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994


               Consolidated Statements of Shareholders' Equity        .  .  .  .  .  .  .  .     22
                  Fifty-two weeks ended September 27, 1996
                  Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994


               Consolidated Statements of Cash Flows      .  .  .  .  .  .  .  .  .  .  .  .     23
                  Fifty-two weeks ended September 27, 1996
                  Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994


               Notes to Consolidated Financial Statements       .  .  .  .  .  .  .  .  .  .     24

                               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cosmetic Center, Inc.:



We have audited the accompanying consolidated balance sheets of The Cosmetic Center, Inc. (a Delaware corporation), and subsidiaries as of September 27, 1996, and September 29, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cosmetic Center, Inc., and subsidiaries as of September 27, 1996, and September 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1996, in conformity with generally accepted accounting principles.



                             /s/ Arthur Andersen LLP



Washington, D.C.,
  November 27, 1996

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                             1996        1995
                                           ----------  --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............  $   979   $ 1,320
  Accounts receivable .....................    1,860       881
  Inventories .............................   56,479    61,891
  Prepaid expenses ........................
  Prepaid income taxes ....................    1,735     1,142
  Deferred income tax benefit .............    1,631       970
                                             -------   -------

Total current assets ......................   63,126    66,733
                                             -------   -------


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment .......   10,989    11,410
  Leasehold improvements ..................    5,022     4,932
  Leased property - capitalized ...........    1,652     1,670
                                             -------   -------
                                              17,663    18,012

  Accumulated depreciation and amortization    9,256     7,211
                                             -------   -------

                                               8,407    10,801
                                             -------   -------

DEPOSITS AND OTHER ASSETS .................      378       307
                                             -------   -------

DEFERRED INCOME TAX BENEFIT ...............      611       126
                                             -------   -------

TOTAL ASSETS ..............................  $72,522   $77,967
                                             =======   =======



                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                          1996       1995
                                                      ----------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .....................................  $15,956   $17,309
  Note payable - bank (Note 2)  ........................     --      11,985
  Accrued expenses .....................................    4,044     4,058
  Current portion of obligation under capital leases ...      311       291
                                                           -------   -------

  Total current liabilities ............................   20,311    33,643

NOTE PAYABLE - BANK (Note 2)  ..........................   12,220      --

OBLIGATION UNDER CAPITAL LEASES ........................      109       420

DEFERRED RENT ..........................................    1,305     1,339

OTHER LIABILITIES ......................................    1,396       624
                                                           -------   -------

TOTAL LIABILITIES ......................................   35,341    36,026
                                                           -------   -------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:  (Note 4)
  Class A common stock, $.01 par value; authorized
     5,000,000 shares; issued 2,713,354 shares in 1996
     and 2,721,472 shares in 1995  .....................        27        27
  Class B common stock, $.01 par value; authorized
     5,000,000 shares; issued 1,582,780 shares in 1996
     and 1,594,924 shares in 1995  .....................        16        16
  Additional paid-in capital ...........................    21,386    21,740
  Retained earnings ....................................    15,752    20,512
  Treasury stock-Class B common stock, no shares in 1996
     and 32,144 shares in 1995, at cost ................      -         (354)
                                                           -------   -------

TOTAL SHAREHOLDERS' EQUITY .............................    37,181    41,941
                                                           -------   -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............   $72,522   $77,967
                                                           =======   =======



                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                  (Dollars in thousands, except per share data)


                                                 1996        1995            1994
                                               ----------  ----------      -------
Net sales ..................................   $ 133,795    $132,304     $ 123,551
                                               ---------    ---------    ---------

Cost of sales including buying, occupancy
 and distribution ..........................     105,761      105,094       96,574

Selling, general and administrative expenses      30,268       27,033       19,929

Restructuring provision (Note 10)  .........       4,024         --              --
                                               ---------    ---------    ----------

Total operating expenses ...................     140,053      132,127      116,503
                                               ---------    ---------     ---------

(Loss) income from operations ..............      (6,258)         177        7,048

Other income, net ..........................          95          670          110

Interest expense ...........................      (1,030)        (725)        (166)
                                                ---------   -----------   ----------

(Loss) earnings before income taxes ........      (7,193)         122        6,992

Income tax (benefit) provision .............      (2,433)        (157)       2,804
                                                ---------    -----------  ----------

Net (loss) earnings ........................    $ (4,760)    $    279     $  4,188
                                                =========   =========    ===========

Net (loss) earnings per common share
  Primary ..................................    $  (1.11)    $    0.06    $   0.95
                                                =========    ===========   ========


Weighted average shares outstanding
  Primary ..................................   4,293,457     4,358,339    4,414,462
                                             ===========   =============  =========


    See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)



                                                                      Additional                                         Total
                                                   Common Stock        Paid-in     Retained       Treasury Stock     Shareholders'
                                                 Class A   Class B     Capital     Earnings      Class A   Class B      Equity
Balances at
 September 24, 1993 ..........................     $ 27      $ 15     $ 21,349      $ 16,045    $   --     $   --      $  37,436

   Exercise of stock options,
    6,050 shares .............................       --        --           38          --          --         --             38

   Net earnings ..............................       --        --           --         4,188        --         --          4,188
                                                  --------  --------   --------      --------    --------   --------    --------

Balances at
 September 30, 1994 ..........................       27          15     21,387        20,233        --         --         41,662

Exercise of stock options, 32,144 Class B
      common stock tendered for 40,180
      Class A common shares and 40,182
      Class B common shares ..................       --           1        353          --          --        (354)          --

   Net earnings ..............................       --          --         --          279         --         --            279
                                                  ---------  --------  --------     --------    --------    --------    ---------

Balances at
 September 29, 1995 ..........................        27         16     21,740       20,512         --        (354)       41,941

   Exercise of stock options, 28,118 Class A
    common stock tendered for 20,000
      Class A common shares and 20,000
      Class B common shares ..................        --        --         214        --           (214)       --          --

   Retired treasury stock, 28,118 Class A
    common shares and 32,144 Class B common
      shares .................................        --        --        (568)       --            214        354         --

   Net loss ..................................        --        --          --      (4,760)         --         --         (4,760)
                                                  --------   --------  --------   --------      --------    --------     --------

Balances at
 September 27, 1996 ..........................     $  27      $ 16    $ 21,386    $ 15,752      $   --     $   --      $  37,181
                                                 ========   ========= ========   ==========     ========   ========     ========

                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                              1996          1995            1994
                                                            --------      --------       -------
Cash flows from operating activities:
  Net (loss) earnings ................................... $ (4,760)       $    279      $  4,188
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization .......................    2,719           2,341         1,580
    Restructuring provision (Note 10)  ..............        4,024             --             --
    Change in assets and liabilities:
      Accounts receivable ...............................     (979)            676          (484)
      Inventories .......................................    5,412         (11,469)       (5,420)
      Prepaid expenses ..................................      (86)           (406)         (341)
      Prepaid income taxes ..............................     (593)           (983)         (103)
      Deposits and other assets .........................      (71)            (53)         (140)
      Accounts payable ..................................   (1,353)          7,387        (2,895)
      Accrued expenses ..................................   (1,034)            723           903
      Restructuring provision (Note 10)  ................   (1,022)            --             --
      Deferred rent .....................................      (34)            132           163
      Other liabilities .................................     (316)            624            --
      Deferred income tax benefit .......................   (1,146)           (403)          207
                                                           --------        --------    -----------
      Net cash provided by (used in) operating activities      761          (1,152)       (2,342)
                                                           --------        --------    -----------

Cash flows from investing activities:
  Capital expenditures, net .............................   (1,055)         (5,633)       (2,861)
  Proceeds from sale of equipment .......................        9              35           --
                                                            --------        --------    -----------
      Net cash used in investing activities .............   (1,046)         (5,598)       (2,861)
                                                            --------        --------    -----------

Cash flows from financing activities:
  Net borrowings under line-of-credit agreement .........      235           6,960         5,025
  Repayments of capital lease obligations ...............     (291)           (272)         (245)
  Exercise of stock options .............................      --              --             38
                                                            --------        --------    -----------
      Net cash (used in) provided by financing activities      (56)          6,688         4,818
                                                            --------        --------    -----------

Net decrease in cash and cash equivalents ...............    (341)             (62)         (385)
Cash and cash equivalents at beginning of year ..........   1,320            1,382         1,767
                                                           --------         --------    -----------

Cash and cash equivalents at end of year ................ $   979         $  1,320     $   1,382
                                                           ========         ========    ===========

Supplemental Disclosures of Cash Flow Information and
 Non Cash Activities:
 Cash payments for interest ............................. $ 1,059         $    696    $      146
 Cash payments for income taxes .........................     339              837         2,700
 Capital lease obligations incurred .....................     --               --            192
 Treasury stock (Note 4 )  ..............................     214              354           --




                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of The Cosmetic Center, Inc. and its wholly owned subsidiaries (the "Company"). The Company sells cosmetics, fragrances, beauty aids and related items on a retail basis under the name "The Cosmetic Center(R)" in Illinois, Maryland, New Jersey, North Carolina, Pennsylvania, and Virginia, on a wholesale basis through M. Steven Cosmetic Company, Inc., and on a distribution basis through Courtney Brooke, Inc. and Dumond Distribution, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue Recognition

      The Company recognizes revenue at the point of sale on its retail business and at the point of shipment on its wholesale business.

      Fiscal Year

      The Company's fiscal year ends on the last Friday of September. The Company's fiscal years ended on September 27, 1996, September 29, 1995, and September 30, 1994. Fiscal years 1996 and 1995 each consisted of 52 weeks and fiscal year 1994 consisted of 53 weeks.

      Cash and Cash Equivalents

       The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

      Concentration of Credit Risk

      The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are deposited with major banks and financial institutions. The Company's accounts receivable result primarily from advertising rebates, income tax refunds and construction allowances. The Company routinely assesses the financial strength of its financial institutions. As a consequence it feels that its concentration of credit risk is limited.

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

      Accounts Payable

      Accounts payable includes unfunded disbursement checks which have not been presented to the bank for payment of $2,486,000 and $1,679,000 at September 27, 1996, and September 29, 1995, respectively.

      Self-Insurance

      The Company is self-insured for its employee medical benefit program which covers eligible hourly and salaried employees. The Company maintains stop loss insurance coverage both on an individual and aggregate basis.

      Advertising Costs

      The Company expenses advertising costs as incurred.

      Deferred Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between financial statement and income tax bases of assets and liabilities using the enacted-marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued)

      Earnings Per Common Share

      Earnings per common share has been computed on the basis of the weighted average common shares outstanding for all periods presented. Weighted average common shares outstanding for 1995 and 1994 includes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Stock options were not considered for 1996 as their impact is antidilutive. Fully diluted earnings per share is not presented as the difference between these amounts and the amounts presented is not material.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Current Assets and Current Liabilities

      At September 27, 1996, the carrying amount of current assets and current liabilities approximates fair value due to the short maturity of those instruments.

      Recent Accounting Pronouncements

      The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to be Disposed Of," no later than its fiscal year ending September 26, 1997. The Company anticipates that the adoption of the standard will not have a material effect on its consolidated financial position or results of operations.

      The Company is also required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending September 26, 1997. This statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Entities which elect not to adopt the fair value method of accounting are required to make pro forma disclosures of earnings and per share data as if the fair value method was adopted. Management does not intend to adopt the fair value method of accounting. Accordingly, adoption of the statement will only impact the Company's disclosures.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Note Payable - Bank

      The Company had an unsecured credit facility (the "Facility") with a bank for a maximum borrowing of $15,000,000. The Facility, which was scheduled to expire on February 28, 1997, was subject to repayment on demand and accrued interest was payable monthly, at an annual rate equal to the bank's prime rate or at LIBOR plus 200 basis points. The Facility required compliance with certain restrictive covenants including maintenance of minimum tangible net worth. At September 27, 1996, the Facility had an outstanding balance of $12,220,000 at interest rates ranging from 6.46% to 9.50%. At September 29, 1995, the Facility had an outstanding balance of $11,985,000 at interest rates ranging from 7.03% to 8.00%. The weighted average interest rate on borrowings was 7.47% in 1996 and 7.90% in 1995. The carrying value of the Company's debt approximates fair value.

      In October 1996, the Company paid the outstanding balance of $14,200,000 on the Facility with borrowings under a new loan and security agreement (the "New Facility"). Under the New Facility, which expires October 31, 1999, the Company may borrow the lesser of $25,000,000 or 50% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are secured by all of the Company's assets except for fixed assets. Under the New Facility the Company may borrow at LIBOR plus 200 basis points or at the bank's prime rate plus 50 basis points. The Company also pays an unused line fee equal to one-quarter of one percent per annum. Interest is payable monthly. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty of $187,500 if termination is made before the first anniversary date and $62,500 after the first anniversary date. As a result of the Company's ability to refinance the prior Facility with the New Facility, the balance of the Facility was classified as long-term debt in the accompanying September 27, 1996 balance sheet. The New Facility requires the Company to be in compliance with a minimum tangible net worth covenant.

      Future annual maturities of long-term debt under the terms of the New Facility are as follows for the fiscal year: 1997 - $0, 1998 - $0, 1999 - $0, 2000 - $12,220,00 and 2001 - $0.

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap and swap agreements are used to reduce the potential impact of increases in interest rates on the floating rates credit facility. During fiscal 1995, the Company entered into an interest rate cap on a $2 million notional amount which expired in August 1996. The agreement entitled the Company to receive payments from the counterparties in any period during which the floating rate on its credit facility exceeded 8%. The premium paid was amortized over the cap period.

      In fiscal 1995 the Company also entered into an interest rate swap for a notional amount of $4 million which expires in February 1997. This agreement effectively changes the Company's exposure on $4 million of its credit facility to a fixed rate of 7.46% The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and swaps. The Company anticipates, however, that the counterparty (major financial institution) will be able to fully satisfy its obligations under the contract.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Accrued Expenses

      At September 27, 1996 and September 29, 1995, accrued expenses consisted of the following:

(Dollars in thousands)
                                                                     1996       1995
                                                                   --------     ------
                 Payroll and payroll taxes                            $1,419   $1,423
                 Restructuring provision (Note 10)                     1,020     --
                 Other operating expenses                                794      911
                 Sales and other taxes                                   467      775
                 Group medical                                           160       23
                 Advertising expenses                                    143      511
                 Fixed assets                                             41      415
                                                                      ------   ------
                                                                      $4,044   $4,058
                                                                       =====   ======


Note 4 - Shareholders' Equity

      The Class A common stock (nonvoting) and Class B common stock (voting) are similar in characteristics except that the voting power for the election of directors and all other purposes is vested exclusively in the holders of Class B common stock, except as otherwise required by law or the Certificate of Incorporation.

      Under the 1991 Stock Option Plan (Note 7), 596,408 shares of Class A common stock and 43,750 shares of Class B common stock are reserved for issuance.

      In fiscal 1995, certain officers exercised options for 40,180 and 40,182 shares of Class A and Class B common stock, respectively. The exercise price of approximately $354,000 was paid with 32,144 shares of Class B common stock and as a result, was recorded as treasury stock in the accompanying financial statements.

      In fiscal 1996, certain officers exercised options for 20,000 shares of each of the Class A and Class B common stock. The exercise price of approximately $214,000 was paid with 28,114 shares of Class A common stock and as a result was recorded as treasury stock in the accompanying financial statements.

      In August 1996, the Board of Directors retired the 28,114 shares of Class A and 32,144 shares of Class B treasury stock. As a result the original cost of the treasury stock was recorded against additional paid-in capital.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Income Taxes

      The Company accounts for income taxes under SFAS 109. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has not recorded a valuation allowance against its net deferred tax assets.

      At September 27, 1996 and September 29, 1995, the components of the net deferred tax asset consisted of the following:

(Dollars in thousands)
                                                                     1996             1995
                                                                   --------         ------
             Deferred tax assets (liabilities):
                   UNICAP                                          $    556         $    565
                   Deferred rent                                        549              623
                   Depreciation and amortization                       (369)            (570)
                   Preopening costs                                      (9)             (40)
                   Restructuring costs                                  843               -
                   Alternative minimum tax credit                       252               -
                   Accrued vacation                                     158              159
                   Accrued group medical                                 40                2
                   Employment contract                                  129              269
                   Deferred legal                                        31               40
                   Deferred compensation                                 62               48
                                                                   ---------        ---------
             Net deferred tax asset                                $  2,242         $  1,096
                                                                   ========         = ======


      Income tax (benefit) expense consists of:

(Dollars in thousands)        1996        1995       1994
                            ----------  ---------  -------
                Current:
                  Federal   $(1,482)    $  202    $ 2,126
                  State ..      195         44        471
                            -------    -------    -------
                             (1,287)       246      2,597
                            -------    -------    -------
                Deferred:
                  Federal      (974)      (330)       181
                  State ..     (172)       (73)        26
                            -------    -------    -------
                             (1,146)      (403)       207
                            -------    -------    -------
                            $(2,433)   $  (157)   $ 2,804
                            =======    =======    =======

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Income Taxes (Continued)

      A reconciliation of the actual tax expense to the expected tax expense (computed by applying the federal corporate income tax rate of 34% to earnings before income taxes) follows:

(Dollars in thousands)                                 1996                    1995                    1994
                                                ------------------      -------------------     ------------------
                                                 Amount        %         Amount        %         Amount        %
Expense at statutory federal rate ......      $  (2,446)    (34.0)      $   42      34.0        $2,377      34.0
Increase in income taxes resulting from:
  State income taxes, net of
  Federal income tax benefit ...........            129       1.8            6       4.6           325       4.6
  Life insurance proceeds ..............          --          --          (216)   (176.3)           --       --
  Other, net ...........................           (116)     (1.6)          11       9.0           102       1.5
                                                ---------   -----         ------    ------       ------   ------
                                              $  (2,433)    (33.8)%     $ (157)   (128.7)%      $2,804      40.1%
                                                =========   =====         ======    ======       ======   ======


Note 6 - Employee Benefit - Retirement Plans

      The Company's Employee Retirement Plan (the "Retirement Plan") covers all eligible employees. The Retirement Plan includes both a profit sharing option and 401K option. The Board of Directors approved total contributions of $38,000 and $114,000 for fiscal years 1995 and 1994, respectively. There was no contribution in 1996. The contributions for the profit sharing plan are discretionary and are allocated based upon each participant's salary. The contribution for the 401K is determined by matching a percentage of each employee's elective salary deferral.

      Generally, the Company offers no post-employment or post-retirement benefits to employees. (Note 9)


Note 7 - Stock Option Plan

      The 1991 Stock Option Plan (the "Plan"), as amended, authorizes options for the purchase of 500,000 shares of common stock. In 1995, the Board approved an increase in the shares reserved for granting to 800,000 by adding 300,000 shares of Class A common stock to the Plan. The Plan is intended to provide an incentive to directors, officers and key employees of the Company by providing those persons with opportunities to purchase shares of the Company's common stock under either incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, or other stock options.

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

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Stock Option Plan (Continued)

      The Plan is administered by a Stock Option Committee (the "Committee") consisting of two or more members of the Board. The Committee receives annual non-discretionary grants provided shares are available under the Plan. Any non-employee director shall receive annually on January 15th, a fully vested option for 1,000 shares of Class A common stock, at an option price of 100% of the fair market value and for a term of ten years. Any employee director shall receive annually on January 15th, a fully vested option for 20,000 shares of Class A common stock, at an option price of 100% of fair market value (110% with respect to a ten percent shareholder) and for a term of 10 years (5 years with respect to a ten percent shareholder).

      The following table summarizes stock option activity:

                                            1996                      1995           1994
                                  ------------------------  -------------------  -------------------
                                  Class A      Class B      Class A   Class B   Class A   Class B
                                  -------      -------      -------   -------   -------   -------
Available for grant:
   Beginning .................... 329,776        --        70,776       --      135,776       --
                                 ========    ========    ========    =======   ========   ========

Under option:
   Beginning .................... 286,632      92,180     285,812    132,362    224,612    134,612

   Granted ($15.75-21.17/share) .   --           --          --         --       65,000       --
   Granted ($ 7.00- 9.62/share) .   --           --       113,000       --         --         --
   Granted ($ 4.12- 6.60/share) .  93,000        --          --         --         --         --

   Exercised ($4.00-11.37/share)      --         --          --       (3,800)    (2,250)      --
   Exercised ($4.40/share) ......     --         --       (40,180)   (40,182)      --         --
   Exercised ($5.36/share) ...... (20,000)    (20,000)       --          --        --         --

   Cancelled ($11.37-17.32/share)     --         --       (72,000)       --        --         --
   Cancelled ($ 6.50-21.17/share) (96,082)    (28,430)        --         --        --         --
                                  --------    --------    --------    -------   --------   --------

Under option - end .............. 263,550      43,750     286,632     92,180    285,812    132,362
                                  ========   ========    ========    ========    =======   ========

Authorized increase .............   --          --        300,000       --         --         --
                                  ========   ========    ========    =======   ========   ========

Options exercisable ............. 218,314      43,750     252,921     92,180    227,885    130,106
                                  ========   ========    ========    ========    =======   ========

Available for grant - end ....... 332,858        --       329,776       --       70,776       --
                                  ========   ========    ========    ========    =======   =======


        During 1995 the Company reduced the exercise price of 72,000 options to the then current fair market value of $7.00 per share.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related-Party Transactions

        The Company leases an industrial park store from a partnership which is owned 35.67% by the Vice Chairman of the Board of Directors. Lease payments made to the partnership during fiscal year 1996, 1995 and 1994 were approximately $52,000, $59,000 and $59,000 respectively.


Note 9 - Commitments and Contingencies

        The Company is party to certain capital lease agreements for computer equipment. The gross amount of these capital leases included in property and equipment is as follows:

                                        1996         1995
                                      ----------   ----------
             Computer equipment ..... $1,652,000   $1,670,000
             Accumulated amortization (1,288,000)  (1,030,000)
                                      ----------   ----------
                                      $  364,000   $  640,000
                                      ==========   ==========


      The Company is obligated under several noncancellable operating leases primarily for warehouse, office and retail space and equipment at various locations. Some leases provide for additional rentals based on sales in excess of specified amounts. Additionally, certain store leases have stated annual rental increases or rent abatements. Rental abatements are recognized on a straight line basis over the life of the lease. Total rent expense for fiscal years 1996, 1995 and 1994, was approximately $7,481,000, $7,091,000 and
$5,448,000, respectively. Total rent expense included additional rentals, based on sales, of approximately $55,000, $78,000 and $106,000, respectively.

      Future minimum lease payments under noncancellable leases and the present value of future minimum capital lease payments as of September 27, 1996, are as follows:

                                                                  Capital         Operating
                                                                  Leases           Leases
Year ending September:
 1997  ......................................................  $    331,000   $  7,652,000
 1998  ......................................................        98,000      6,923,000
 1999  ......................................................        15,000      5,993,000
 2000  ......................................................          --        4,969,000
 2001  ......................................................          --        3,580,000
 2002 and future years ......................................          --        7,013,000
                                                               ------------   ------------
   Total minimum lease payments .............................  $    444,000   $ 36,130,000
                                                               ============   ============
Less amount representing interest ...........................                      (24,000)
                                                                              ------------
Present value of future minimum capital lease payments ......                      420,000
Less current maturities of obligation under capital leases ..                     (311,000)
                                                                              ------------
Obligation under capital leases, excluding current maturities                 $    109,000
                                                                              ============



                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingencies (Continued)

      The Company is involved in litigation arising in the normal course of business. In the opinion of management, this litigation will not have a material effect on the Company's financial position or results of operations.

      The Company has employment agreements with certain employees that call for minimum annual salaries totaling approximately $1.1 million. Certain agreements will automatically renew for a twelve month period unless notice to terminate is given by either party twenty-four months prior to the expiration date. Certain agreements provide that if the respective employee dies, is disabled or is terminated by the Company, other than for "good cause" (as defined therein) or if there is a change in control of the Company, the Company is obligated to pay the employee the balance of salary due over the remaining term of the agreement. Additionally, the Company may be obligated to buy back all of the employee's options (vested or unvested), which totalled 112,000 options at September 27, 1996. Payments will be based upon the difference between the market value of the appropriate class of the Company's common stock on the event date and the exercise price of the options.

      During 1995, the Company's Chairman died. As a result, under the Chairman's employment agreement, the Company was required to record a salary continuation liability of approximately $920,000, $503,000 of which is outstanding as of September 27, 1996. This liability was partially funded by life insurance proceeds of $550,000 which is included in other income for the fiscal year 1995. There was no required payment under the stock option buy back provision, as the Chairman's beneficiary elected not to exercise this provision.


Note 10 - Restructuring Provision

      During the fourth quarter of 1996, the Company recorded a restructuring provision of $4,024,000 related to the August 1996 closing of the Company's eight retail stores in the Atlanta, Ga. marketplace. The restructuring provision included the cost of future lease obligations, a write off of certain assets and a severance package for its Atlanta employees. The unpaid balance of the restructuring provision as of September 27, 1996 was approximately $2,108,000, principally related to lease liabilities. Of this amount $1,020,000 is expected to be paid in fiscal year 1997 and as a result is classified as a current liability.


Note 11 - Subsequent Event

      On November 27, 1996, the Company entered into a merger agreement (the "Merger") with Revlon Consumer Products Corporation ("RCPC") and Prestige Fragrance & Cosmetic, Inc. ("PFC") a wholly owned subsidiary of RCPC. Under the Merger, the Company will merge with PFC and the Company will remain as the surviving corporation. In connection with the Merger, a new class of the Company voting common stock ("Class C common stock") will be created. RCPC will receive newly issued Class C common stock such that immediately following the

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Subsequent Event (Continued)

Merger, RCPC will own 65% of the issued and outstanding Class C common stock of the Company, representing a majority of voting interest in the Company and as a result, the Merger will be accounted for as a reverse acquisition, whereby the PFC's financial statements will represent the continuing historical financial statements of the Company. Also as a part of the Merger, the holders of the Class A and Class B common stock can elect to receive cash at $7.63 per share and holders of options with an exercise price of less than $7.63 can elect to receive cash of $7.63 less the exercise price with a limit of 2,829,065 shares and options as to which the cash elections will be accepted. Giving effect to the cash election, RCPC can own at least 74% and up to 84% of the Company's outstanding common stock. The completion of the Merger is subject to, among other things, the approval of the shareholders of the Company, regulatory approval and financing for the surviving corporation. No assurance can be given that the Merger can be completed.


Item 9.  Disagreements on Accounting and Financial Disclosures

    None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

At September 27, 1996, the directors and executive officers of the Company were as follows:



       Name                 Age      Position with the Company
Mark S. Weinstein            44      Chairman of the Board of Directors
Anita J. Weinstein           67      Vice Chairman, Vice President, Secretary, and Director
Ben S. Kovalsky              58      President, Chief Executive Officer, Chief Operating Officer,
                                     and Director
Susan K. Magenheim           39      Vice President, Assistant Secretary and Director
Donald R. Rogers             50      Director
Ronald M. Hirschel           46      Director
Allan Goldman                42      Senior Vice President - Merchandising
Norman D. Everett            52      Vice President - Management Information Systems
Taner Kiranbay               52      Vice President - Warehousing, Distribution and Transportation
Michael J. Lewis             57      Vice President - Retail Operations
Bruce E. Strohl              46      Vice President - Finance and Chief Financial Officer

        Mr. Louis R. Weinstein who founded the Company in 1957 and who has served as the Chairman of the Board of Directors of the Company since June 1985, died on July 8, 1995.

        The Board of Directors for election purposes is divided into three classes, with the terms of Mr. Mark Weinstein and Mr. Rogers expiring at the 1997 annual meeting, the terms of Mr. Kovalsky and Mrs. Anita Weinstein expiring at the 1998 annual meeting and the terms of Mrs. Magenheim and Mr. Hirschel expiring at the 1999 annual meeting of shareholders. The Company's officers are appointed by and serve at the pleasure of the Board of Directors. Mark Weinstein and Susan Magenheim are the son and daughter of Anita Weinstein.

        Mr. M. Weinstein succeeded his father as Chairman of the Board of Directors in July 1995. Until that time, Mr. M. Weinstein was Vice Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1989 and a Director of the Company since September 1982. From June 1985 to April 1989, he served as the Company's President. From June 1981 to May 1985, Mr. M. Weinstein served as the Company's Vice President. From 1973 to June 1981, he served in various other capacities with the Company.

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

        Mr. N. Everett joined the Company in August 1990 as Vice President - Management Information Systems.

        Mr. T. Kiranbay joined the Company in July 1990 as Vice President - Warehousing, Distribution and Transportation.

        Mr. M. Lewis joined the Company in January 1990 as Vice President - Retail Operations.

        Mr. B. Strohl joined the Company in April 1989 as Vice President - Finance and Chief Financial Officer.


Item 11.  Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


Item 13.  Certain Relationships and Related Transactions.

The information called for by Items 11 - 13 is incorporated by reference from the The Cosmetic Center, Inc.'s Proxy statement for 1997 annual meeting (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

                                    PART IV


Item 14.  Exhibits and Reports on Form 8-K.

   (A)   1.   Consolidated Financial Statements

          Included in Part II, Item 8 of this report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets
                  as of September 27, 1996 and September 29, 1995

          Consolidated Statements of Operations Fifty-two weeks ended September
              27, 1996 Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994

         Consolidated Statements of Shareholders' Equity Fifty-two weeks ended
              September 27, 1996 Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994

          Consolidated Statements of Cash Flows Fifty-two weeks ended September
              27, 1996 Fifty-two weeks ended September 29, 1995 Fifty-three weeks ended September 30, 1994


           3. Exhibits. (Listed according to the number assigned in the table in
                       Item 601 of Regulations S-K)


EXHIBIT NO.   DESCRIPTION
*****   2   (A)     Agreement and Plan of Merger by and among The Cosmetic Center, Inc., Revlon
                       Consumer Products Corporation and Prestige Fragrance & Cosmetics, Inc.,
                       dated November 27, 1996.

    *   3   (C)     Certificate of Incorporation of the Company, as amended

    *   3   (D)     Bylaws of the Company, as amended

 ****   4   (I)     Loan and Security Agreement dated October 31, 1996 between BankAmerica
                       Business Credit, Inc. and The Cosmetic Center, Inc

    *  10   (D)     1991 Stock Option Plan, as amended.



EXHIBIT NO.   DESCRIPTION (Continued)
   **  10   (E)     Employment Agreement dated February 28, 1991 by and between the Company and Louis R. Weinstein.

   **  10   (F)     Employment Agreement dated February 28, 1991 by and between the Company and Mark S. Weinstein.

   **  10   (G)     Employment Agreement dated February 28, 1991 by and between the Company and Ben S. Kovalsky.

  ***  10   (H)     Employment Agreement dated August 1, 1995 by and between the Company and
                       Michael J. Lewis.

*****  10   (I)     Employment Agreement dated August 1, 1995 by and between the Company and
                       Bruce E. Strohl.

*****  10   (J)     Employment Agreement dated October 1, 1996 by and between the Company and
                       Allan Goldman.

*****  10   (K)     The Cosmetic Center, Inc. Stockholders' Agreement by and among Anita J.
                       Weinstein, Mark S. Weinstein, Susan K. Magenheim and Revlon Consumer
                       Products Corporation, dated as of November 27, 1996.

 ****  21           Subsidiaries of the Registrant.

 ****  23           Consent of Accountants

 ****  27           Financial Data Schedule



     * Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 28, 1992, File No. 33-46094.

    ** Incorporated by reference to the Company's Form 10-K for the year ended
       September 27, 1991.

   *** Incorporated by reference to the Company Form 10-K for the year ended
       September 29, 1995

  **** Filed herewith.

 ***** Incorporated by reference to Exhibits to the Company's Registration
       Statement on Form S-4 dated December 20, 1996, File No. 333-18321.


   (B)        Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      THE COSMETIC CENTER, INC.


                                 By      /s/ Mark S. Weinstein
                                          Mark S. Weinstein
Date:  December 16, 1996                  Chairman of the Board of Directors


                                 By      /s/ Anita J. Weinstein
                                          Anita J. Weinstein
Date:  December 16, 1996              Vice Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Date
12/16/96                         /s/ Mark S. Weinstein                    Chairman of the Board of Directors
                                  Mark S. Weinstein


12/16/96                        /s/ Anita J. Weinstein                    Vice Chairman, Vice President,
                                 Anita J. Weinstein                        Secretary, and Director


12/16/96                         /s/ Ben S. Kovalsky                      President, Chief Executive Officer, Chief
                                   Ben S. Kovalsky                        Operating Officer and Director


12/16/96                        /s/ Susan K. Magenheim                    Vice President, Assistant Secretary
                                 Susan K. Magenheim                       and Director


12/16/96                         /s/ Donald R. Rogers                     Director
                                  Donald R. Rogers


12/16/96                        /s/ Ronald M. Hirschel                    Director
                                 Ronald M. Hirschel


12/16/96                          /s/ Bruce E. Strohl                     Vice President - Finance
                                   Bruce E. Strohl                        and Chief Financial Officer


12/16/96                         /s/ Arlene H. Wright                     Controller and Chief Accounting Officer
                                  Arlene H. Wright