Form 10-K405/A
period 1996-09-27
COSMETIC CENTER INC
filed 1997-01-28
CIK 793520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to

                                   FORM 10-K/A

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


Item 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth for the fiscal years ended September 27, 1996, September 29, 1995 and September 30, 1994, the annual and long-term compensation for services in all capacities for Cosmetic and its subsidiaries of Cosmetic's chief executive officer and the four most highly compensated executive officers at September 27, 1996 whose cash compensation from Cosmetic exceeded $100,000:

                                                                         LONG-TERM
                                               ANNUAL COMPENSATION      COMPENSATION
                                              ---------------------        AWARDS
            NAME AND                          SALARY                    ------------      ALL OTHER
       PRINCIPAL POSITION            YEAR        $         BONUS $       OPTIONS #       COMPENSATION
---------------------------------    ----     -------     ---------     ------------     ------------
Ben S. Kovalsky                      1996     314,644           --         13,500               --
  President, Chief Executive         1995     306,680           --         13,500(1)            --
  Officer and Chief Operating        1994     299,943       32,500          4,500               --
  Officer

Mark S. Weinstein                    1996     241,416           --         15,000            8,800(2)
  Chairman of the Board              1995     232,045           --         15,000(1)         8,800(2)
  of Directors                       1994     225,961       32,500          5,000            6,976(2)

Allan Goldman                        1996     152,396           --          7,500               --
  Senior Vice President-             1995      81,237           --             --               --
  Merchandising                      1994          --           --             --               --

Michael J. Lewis                     1996     159,233           --          7,500               --
  Vice President-Retail              1995     157,488           --          6,700(1)            --
  Operations                         1994     154,519           --          2,500               --

Bruce E. Strohl                      1996     120,075           --          7,500               --
  Vice President-Finance             1995     117,814           --          8,000(1)            --
  Chief Financial Officer            1994     116,953           --          2,500               --

---------------

(1) In February 1995, the named executive officer received stock option grants at the then fair market value of the Cosmetic Class A common stock upon surrendering a like number of stock options.

(2) Includes insurance premiums paid in the amount of $8,800, $8,800 and $6,976 in 1996, 1995 and 1994, respectively, by Cosmetic with respect to split-dollar life insurance polices for the benefit of Mark S. Weinstein.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of options under the Cosmetic 1991 Stock Option Plan (the "1991 Option Plan") to each of the executive officers named in the Summary Compensation Table during the fiscal year ended September 27, 1996. All options issued under the 1991 Option Plan are for Cosmetic Class A common stock.

                                                                                            POTENTIAL
                                                                                           REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF
                       NUMBER OF                                                              STOCK
                       SECURITIES        % OF TOTAL                                    PRICE APPRECIATION
                       UNDERLYING      OPTIONS GRANTED     EXERCISE                    FOR OPTION TERM (3)
                        OPTIONS         TO EMPLOYEES         PRICE       EXPIRATION    -------------------
       NAME           GRANTED #(1)     IN FISCAL YEAR      ($/SHARE)        DATE       5% ($)      10% ($)
------------------    ------------     ---------------     ---------     ----------    -------     -------
Ben S. Kovalsky          13,500(2)           14.5%           $4.12       2/27/2006     $34,979     $88,644
Mark S. Weinstein        15,000(2)           16.1             4.53       2/27/2001      18,773      41,484
Allan Goldman             7,500(2)            8.1             4.12       2/27/2006      19,433      49,247
Michael J. Lewis          7,500(2)            8.1             4.12       2/27/2006      19,433      49,247
Bruce E. Strohl           7,500(2)            8.1             4.12       2/27/2006      19,433      49,247

---------------

(1) All options issued during the 1996 fiscal year to the named executive officers were granted as incentive stock options ("ISOs") under Section 422 of the Code. The option price with respect to ISOs may not be less than 100% of the fair market value of the common shares on the date of grant of the option. However, in the case of an ISO granted to a person owning over 10% of the total combined voting power of all classes of stock of Cosmetic (a "Ten Percent Stockholder"), the option price may not be less than 110% of such fair market value. Mark S. Weinstein is a Ten Percent Stockholder. The aggregate fair market value (determined as of the date or dates of grant) of the common shares subject to ISOs granted to any one person which first become exercisable in any calendar year may not exceed $100,000. ISOs are exercisable over a specified period not to exceed ten years from the date of grant; provided, however, that in the case of an ISO granted to a Ten Percent Stockholder, the exercise period may not exceed five years from the date of grant. Subject to the terms of the 1991 Option Plan and the option agreements, options will terminate no later than thirty days after the termination of service as an employee or director, except that options will terminate no later than nine months after the termination of service due to death or disability.

(2) It is anticipated that all options will be vested upon the consummation of the Merger. The options would have first become exercisable in each calendar year as follows:

                                                                    1996     1997     1998
                                                                    -----    -----    -----
Ben S. Kovalsky..................................................   6,750    3,375    3,375
Mark S. Weinstein................................................   7,500    3,750    3,750
Allan Goldman....................................................   3,750    1,875    1,875
Michael J. Lewis.................................................   3,750    1,875    1,875
Bruce E. Strohl..................................................   3,750    1,875    1,875


(3) The potential realizable value represents the estimated future gain in the value of the options over their exercise price. The calculation assumes a 5% and 10% appreciation rate, as dictated by the SEC, in the per share price of the Cosmetic Class A common stock starting on the date of grant and further assumes that the options will be exercised on the expiration date. These return values are not intended to be a forecast of the Cosmetic Class A common stock price and are not necessarily indicative of the actual values which may be realized by the named executive officer.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth information for each of the executive officers named in the Summary Compensation Table with respect to the options exercised during the fiscal year ended September 27, 1996 and the value of outstanding and unexercised options held as of September 27, 1996.

                                                                                                        VALUE OF
                                                                                                       UNEXERCISED
                                                                                                         IN-THE-
                                                                                                          MONEY
                                   NUMBER OF                                                           OPTIONS AT
                                     SHARES                       NUMBER OF UNEXERCISED OPTIONS AT     FISCAL YEAR
                                    ACQUIRED                               FISCAL YEAR END              ENDED(1)
                      CLASS OF         ON            VALUE        ---------------------------------    -----------
       NAME             STOCK       EXERCISE     REALIZED ($)     EXERCISABLE     UNEXERCISABLE(2)     EXERCISABLE
------------------    ---------    ----------    -------------    ------------    -----------------    -----------
Ben S. Kovalsky           A            --             --             47,750             6,750            $45,525
                          B            --             --             27,500              --               32,400
Mark S. Weinstein         A            --             --             22,500             7,500              8,175
                          B            --             --               --                --                   --
Allan Goldman             A            --             --              3,750             3,750              5,625
                          B            --             --               --                --                   --
Michael J. Lewis          A            --             --             10,450             3,750              5,625
                          B            --             --               --                --                   --
Bruce E. Strohl           A            --             --             13,500             3,750              8,055
                          B            --             --              1,750               --               2,430


       NAME         UNEXERCISABLE(2)
------------------  ----------------
Ben S. Kovalsky         $ 10,125
                              --
Mark S. Weinstein          8,175
                              --
Allan Goldman              5,625
                              --
Michael J. Lewis           5,625
                              --
Bruce E. Strohl            5,625
                              --

---------------

(1) At September 27, 1996 the closing market price of the Cosmetic Class A common stock was $5.63 per share and the closing market price of the Cosmetic Class B common stock was $5.63 per share.

(2) It is anticipated that all options will be vested upon the consummation of the Merger.

EMPLOYMENT AGREEMENTS

     Cosmetic has employment agreements with Mr. Weinstein and Mr. Kovalsky that provide for annual salaries of $227,625 and $298,721, respectively, subject to annual increases. The agreements require that Cosmetic provide to the respective employee a vehicle or vehicle allowance, as well as the right to participate in certain of Cosmetic's benefit programs.


    Each of the agreements has a four-year term, commencing March 1, 1991, and is automatically extended for successive additional 12-month periods unless a notice to terminate such contract is given by Cosmetic at least 24 months prior to the expiration of the term of such agreement (including any extension thereof). The agreements provide that if the respective employee is terminated by Cosmetic other than for "good cause," or if there is a "change in control" of Cosmetic (as defined in the agreements), Cosmetic is obligated to pay the employee the balance of the salary due over the remaining term of the agreement. Additionally, upon death, expiration of term, change in control of Cosmetic, or termination other than for "good cause," Cosmetic is obligated to purchase all of the employees' options (vested or unvested), which totaled 112,000 options at January 24, 1997. Payments would be based upon the difference between the market value of the Cosmetic Class A or Class B common stock, as the case may be, on the termination date and the exercise prices of the options.


     Each agreement provides that, during the term of the agreement and for two years thereafter, the employee will not, directly or indirectly, own, control, manage, or operate stores similar to those operated by Cosmetic in Maryland, Virginia, Illinois, or the District of Columbia or within a 50 mile radius of any other city where Cosmetic is operating retail stores.

     The agreement with Mr. Weinstein requires that Cosmetic continue in effect a life insurance policy in the face amount of $1,000,000. Cosmetic pays the annual premium of $8,800 on the policy. Cosmetic is the beneficiary of the policy to the extent of the premiums paid by it and the balance of the benefits are payable to beneficiaries designated by Mr. Weinstein. The agreement with Mr. Kovalsky requires that Cosmetic reimburse him, up to a maximum amount of $4,000, for the annual premium cost of various personal insurance policies owned by him.

     Cosmetic has employment agreements with Allan Goldman, Michael Lewis and Bruce Strohl that currently provide for annual salaries of $150,000, $150,380, and $140,000, respectively, subject to annual increases. Mr. Goldman's agreement commenced on October 1, 1996. Mr. Lewis's and Mr. Strohl's agreements commenced on August 1, 1995. The agreements have a one-year term and are automatically extended for successive additional 12-month periods unless a notice to terminate the agreement is given by Cosmetic at least 90 days prior to the expiration of the term of the agreement (including any extension thereof). The agreements provide that if Messrs. Goldman, Lewis or Strohl are terminated by Cosmetic without cause or after the expiration of the term, Cosmetic is obligated to pay the employee an amount equal to one year's salary. Upon the death of the employee, the agreement is terminated and the Cosmetic's only obligation is the payment of the unpaid portion of accrued compensation up to the date of death.




DIRECTOR COMPENSATION

     Cosmetic pays each director who is not an officer or employee of Cosmetic or any affiliate $2,000 as director fees for each Cosmetic Board meeting and $1,000 for each audit committee meeting attended. Directors who are officers or employees of Cosmetic or any affiliate receive no additional cash compensation for service as directors. For the fiscal year ended September 27, 1996, Cosmetic paid directors fees of $10,000 to each of Mr. Rogers and Mr. Hirschel and audit committee fees of $2,000 to each of Mr. Rogers and Mr. Hirschel.

     Anita J. Weinstein and Mr. Rogers are members of the stock option committee. In that capacity, pursuant to the terms of the 1991 Option Plan, they receive annually on January 15th non-discretionary, fully vested grants of non-qualified options for 20,000 and 1,000 shares of Cosmetic Class A common stock, respectively. Mrs. Weinstein's options are issued at 110% of fair market value at the date of grant and terminate five years thereafter. Mr. Rogers' options are issued at fair market value at the date of grant and terminate ten years thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Cosmetic common stock as of January 27, 1997, (i) by each such person who is known by Cosmetic to own beneficially more than five percent (5%) of the Cosmetic Class A or Class B common stock, (ii) by each director and officer of Cosmetic and (iii) by all directors and officers of Cosmetic as a group. Except as indicated, each stockholder has sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder. Currently exercisable options include 18,748 options which will become exercisable as a result of the Merger.


                                                                     COSMETIC CLASS A COMMON         COSMETIC CLASS B COMMON
                                                                              STOCK                           STOCK
                                                                    --------------------------      --------------------------
                                                                    AMOUNT AND      PERCENT OF      AMOUNT AND      PERCENT OF
NAME                                                                  NATURE        CLASS (1)         NATURE        CLASS (2)
---------------------------------------------------------------     ----------      ----------      ----------      ----------
Anita J. Weinstein.............................................       149,544(3)        5.3           605,995          38.3
Mark S. Weinstein..............................................       146,519(4)        5.3           120,512(5)        7.6
Susan K. Magenheim.............................................        78,850(6)        2.7            86,843(7)        5.5
Weinstein Family Limited Partnership...........................       473,728(8)       17.4               -0-             *
Ben S. Kovalsky................................................        59,500(9)        2.1            32,500(10)       2.0
Donald R. Rogers...............................................         8,500(11)         *             4,500(12)         *
Ronald M. Hirschel.............................................         1,810(13)         *               605(14)         *
Allan Goldman..................................................         8,500(15)         *               -0-             *
Michael J. Lewis...............................................        14,200(16)         *               -0-             *
Bruce E. Strohl................................................        21,250(17)         *             2,750(18)         *
Brown Capital Management, Inc..................................           -0-             *           210,200(19)      13.3
All directors and officers as a group (12 persons).............       972,401(20)      32.7           854,205(21)      52.9

---------------

 * Less than 1% of the outstanding shares.

 (1) Based on 2,717,104 shares of Cosmetic Class A common stock outstanding plus 256,850 currently exercisable options for the individual officers.

 (2) Based on 1,582,780 shares of Cosmetic Class B common stock outstanding plus 30,750 currently exercisable options for the individual officers.

 (3) Includes 100,000 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options. Excludes shares held by the Weinstein Family Limited Partnership. See Note 8.

 (4) Includes 30,000 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options, 2,036 shares of Cosmetic Class A common stock owned by his wife and 26,260 shares of Cosmetic Class A common stock held by him in trust for his nephews and niece, over which shares he disclaims any beneficial interest. Also excludes shares held by the Weinstein Family Limited Partnership. See Note 8.

 (5) Includes 6,888 shares of Cosmetic Class B common stock owned by his wife and 17,722 shares of Cosmetic Class B common stock held by him in trust for his nephews and niece, over which shares he disclaims any beneficial interest.

 (6) Includes 12,400 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options, 2,424 shares of Cosmetic Class A common stock owned by her husband and 37,453 shares of Cosmetic Class A common stock held by her in trust for her nephew and niece, over which shares she disclaims any beneficial interest. Also excludes shares held by the Weinstein Family Limited Partnership. See Note 8.

 (7) Includes 29,085 shares of Cosmetic Class B common stock held by her in trust for her nephew and niece, over which shares she disclaims any beneficial interest.

 (8) Anita J. Weinstein, Mark S. Weinstein, and Susan K. Magenheim hold a 38.50%, 30.75% and 30.75% partnership interest, respectively, in the Weinstein Family Limited Partnership.

 (9) Includes 54,500 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options.

(10) Includes 27,500 shares of Cosmetic Class B common stock issuable upon exercise of currently exercisable options.

(11) Includes 6,000 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options and 2,000 shares of Cosmetic Class A common stock owned by his wife, over which shares he disclaims any beneficial interest.

(12) Includes 1,000 shares of Cosmetic Class B common stock issuable upon exercise of currently exercisable options and 2,000 shares of Cosmetic Class B common stock owned by his wife, over which shares he disclaims any beneficial interest.

(13) Includes 80 shares of Cosmetic Class A common stock owned by his wife and 1,170 shares of Cosmetic Class A common stock held by him in trust for his children, over which shares he disclaims any beneficial interest.

(14) Includes 55 shares of Cosmetic Class B common stock owned by his wife.

(15) Includes 7,500 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options.

(16) Includes 14,200 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options.

(17) Includes 17,250 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options.

(18) Includes 1,750 shares of Cosmetic Class B common stock issuable upon exercise of currently exercisable options.

(19) Based upon Schedule 13G filed with the SEC on April 15, 1996, Brown Capital Management, Inc., 809 Cathedral Street, Baltimore, Maryland 21201, has sole voting power with respect to 168,000 of these shares.

(20) Includes 256,850 shares of Cosmetic Class A common stock issuable upon exercise of currently exercisable options, 63,713 shares of Cosmetic Class A common stock held by Mark S. Weinstein or Susan K. Magenheim in trust for their respective nephews or nieces and 1,170 shares of Cosmetic Class A common stock held by Ronald M. Hirschel in trust for his children.

(21) Includes 30,750 shares of Cosmetic Class B common stock issuable upon exercise of currently exercisable options and 46,807 shares of Cosmetic Class B common stock held by Mark S. Weinstein or Susan K. Magenheim in trust for their respective nephews and nieces.

Item 13. Certain Relationships and Related Transactions.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      THE COSMETIC CENTER, INC.


                                 By      /s/ Mark S. Weinstein
                                          Mark S. Weinstein
Date:  January 28, 1997                  Chairman of the Board of Directors


                                 By      /s/ Anita J. Weinstein
                                          Anita J. Weinstein
Date:  January 28, 1997              Vice Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Date

1/28/97                         /s/ Mark S. Weinstein                    Chairman of the Board of Directors
                                  Mark S. Weinstein


1/28/97                        /s/ Anita J. Weinstein                    Vice Chairman, Vice President,
                                 Anita J. Weinstein                        Secretary, and Director


1/28/97                         /s/ Ben S. Kovalsky                      President, Chief Executive Officer, Chief
                                   Ben S. Kovalsky                        Operating Officer and Director


1/28/97                        /s/ Susan K. Magenheim                    Vice President, Assistant Secretary
                                 Susan K. Magenheim                       and Director


1/28/97                         /s/ Donald R. Rogers                     Director
                                  Donald R. Rogers


1/28/97                        /s/ Ronald M. Hirschel                    Director
                                 Ronald M. Hirschel


1/28/97                          /s/ Bruce E. Strohl                     Vice President - Finance
                                   Bruce E. Strohl                        and Chief Financial Officer


1/28/97                         /s/ Arlene H. Wright                     Controller and Chief Accounting Officer
                                  Arlene H. Wright