Form 10-Q
period 1996-12-27
COSMETIC CENTER INC
filed 1997-02-10
CIK 793520

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For Quarter Ended:  DECEMBER 27, 1996      Commission File No.:  0-14756
                    -----------------                            -------



                           THE COSMETIC CENTER, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                        52-1266697
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

   Class A Common Stock, par value $.01 per share, outstanding as of January 31, 1997 - 2,717,104 shares

   Class B Common Stock, par value $.01 per share, outstanding as of January 31, 1997 - 1,582,780 shares

                            THE COSMETIC CENTER, INC.




                                Table of Contents






PART I - FINANCIAL INFORMATION                                       PAGE


 Item 1.  Financial Statements                                        4 -  8

 Item 2.  Management's Discussion and Analysis                        9 - 12
               of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K                                13

                                     PART I





ITEM 1.  Financial Statements                                      PAGE

 Consolidated Balance Sheets
         As of December 27, 1996 (unaudited) and
             September 27, 1996                                    4 - 5

 Consolidated Statements of Earnings (unaudited)
         Three months ended December 27, 1996
             and December 29, 1995                                     6

 Consolidated Statements of Cash Flows (unaudited)
         Three months ended December 27, 1996
             and December 29, 1995                                     7

 Notes to Consolidated Financial Statements (unaudited)
         Three months ended December 27, 1996
             and December 29, 1995                                     8

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                         December 27, September 27,
                                                                             1996        1996
                                                                                (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .........................                       $ 2,959   $   979
  Accounts receivable, net ..........................                         1,962     1,860
  Inventories .......................................                        50,674    56,479
  Prepaid expenses ..................................                           624       442
  Prepaid income taxes ..............................                         1,735     1,735
  Deferred income tax benefit .......................                         1,549     1,631
                                                                            -------   -------

Total current assets ................................                        59,503    63,126
                                                                            -------   -------


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment .................                        11,014    10,989
  Leasehold improvements ............................                         5,028     5,022
  Leased property - capitalized .....................                         1,652     1,652
                                                                            -------   -------
                                                                             17,694    17,663

  Accumulated depreciation and amortization .........                         9,823     9,256
                                                                            -------   -------


                                                                              7,871     8,407
                                                                            -------   -------

DEPOSITS AND OTHER ASSETS ...........................                           535       378
                                                                            -------   -------

DEFERRED INCOME TAX BENEFIT .........................                           523       611
                                                                            -------   -------

TOTAL ASSETS ........................................                       $68,432   $72,522
                                                                            =======   =======





                 See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                           December 27,  September 27,
                                                              1996         1996
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................     $    9,776   $   15,956
  Accrued expenses .................................          5,747        4,044
  Income taxes payable .............................            288         --
  Current portion of obligation under capital leases            276          311
                                                         ----------   ----------

  Total current liabilities ........................         16,087       20,311

NOTE PAYABLE - BANK ................................         12,000       12,220

OBLIGATION UNDER CAPITAL LEASES ....................             68          109

DEFERRED RENT ......................................          1,246        1,305

OTHER LIABILITIES ..................................          1,090        1,396
                                                          ----------   ----------

TOTAL LIABILITIES ..................................         30,491       35,341
                                                         ----------   ----------

SHAREHOLDERS' EQUITY:
  Class A common stock,  $.01 par value;  authorized
  5,000,000  shares; issued
     2,717,104 shares and
     2,713,354 shares, respectively ................             27           27
  Class B common stock, $.01 par value; authorized
     5,000,000 shares; issued 1,582,780 shares and
     1,582,780 shares, respectively ................             16           16
  Additional paid-in capital .......................         21,401       21,386
  Retained earnings ................................         16,497       15,752
                                                         ----------   ----------

TOTAL SHAREHOLDERS' EQUITY .........................         37,941       37,181
                                                         ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........     $   68,432   $   72,522
                                                          =========   ==========









                See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                 Three Months Ended
                                               December 27,  December 29,
                                                   1996         1995
Net sales ..................................  $   38,907     $ 41,580
                                              ----------    ----------

Cost of sales including buying, occupancy
  and distribution .........................      30,226       32,420

Selling, general and administrative expenses       7,121        7,646
                                                 -------   -------------

Total operating expenses ...................      37,347       40,066
                                              ----------   -------------

Income from operations .....................       1,560        1,514

Other income, net ..........................          26           29

Interest expense ...........................        (334)        (316)
                                              ----------   -------------

Earnings before income taxes ...............       1,252        1,227

Income taxes ...............................         507          497
                                              ----------   -------------

Net earnings ...............................  $      745   $      730
                                              ==========   ==========


Net earnings per common share
  Primary ..................................  $     0.17   $     0.17
                                              ==========   ==========


Weighted average shares outstanding
  Primary ..................................   4,327,604    4,316,010
                                              ==========   ==========





                See notes to consolidated financial statements.

                                    THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)
                                              (Dollars in thousands)

                                                          Three Months Ended
                                                   December 27,  December 29,
                                                       1996           1995
Cash flows from operating activities:
  Net earnings ......................................  $  745      $   730
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization ...................     573          704
    Change in assets and liabilities:
      Accounts receivable, net ......................    (102)        (629)
      Inventories ...................................   5,805        6,827
      Prepaid expenses ..............................    (188)          12
      Prepaid income taxes ..........................     --           491
      Deposits and other assets .....................    (157)          (8)
      Deferred income tax benefit ...................     170           --
      Accounts payable ..............................  (6,180)      (5,525)
      Accrued expenses ..............................   1,703        1,705
      Restructuring provision .......................    (237)          --
      Income taxes payable ..........................     288         (234)
      Deferred rent .................................     (59)          (4)
      Other liabilities .............................     (69)         (77)
                                                        -------    ----------
      Net cash provided by operating activities .....   2,292        3,992
                                                        -------    ----------

Cash flows from investing activities:
  Capital expenditures, net .........................     (31)        (662)
                                                        -------      -------
      Net cash used in investing activities .........     (31)        (662)
                                                        -------      --------

Cash flows from financing activities:
  Net repayments under line-of-credit agreement .....   (220)       (3,035)
  Repayments of capital lease obligations ...........    (76)          (71)
  Exercise of stock options .........................     15            --
                                                      -------       -------
      Net cash used in financing activities .........   (281)       (3,106)
                                                       -------    ---------

Net increase in cash and cash equivalents ...........  1,980           224
Cash and cash equivalents at beginning of period ....    979         1,320
                                                      -------     ---------

Cash and cash equivalents at end of period ......... $ 2,959      $  1,544
                                                     =======      =========

Supplemental Disclosures of Cash Flow Information and
 Non-cash Activities:
 Cash payments for interest .........................$   257    $         279
 Cash payment for income taxes ......................    185              239
 Treasury stock ......................................   --               214



                See notes to consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 27, 1996 AND DECEMBER 29, 1995
                                   (Unaudited)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

      The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc., (the "Company") for the year ended September 27, 1996.

      The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at December 27, 1996 and December 29, 1995 and for the three-month periods then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 27, 1996.

      The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      The results for the three-month periods ended December 27, 1996 and December 29, 1995 are not necessarily indicative of results expected for the entire year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      All statements contained herein that are not historical facts, including but not limited to, statements regarding the amount of required capital expenditures, including costs associated with store openings and closings, the Company's ability to develop relationships with the manufacturers of professional hair care products, expectations as to the Company's cash flows from operations, and other statements preceded by, followed by or that include the words "believes", "expects", "anticipates" or similar expressions are based on current expectations. These statements are forward looking in nature and are subject to a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially from those expressed in forward looking statements are the following: the inability to generate sufficient cash flows from operations to fund new store openings, unanticipated capital expenditures, including costs associated with store openings and closings, actions by competitors that may have greater capital resources than the Company, including combinations within the retail industry and successful new retail store concepts, the lack of viability of the Company's salon business, the unavailability of product or the loss of suppliers, including secondary source suppliers, the inability to secure sufficient professional hair care products, general business and economic conditions, and other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speaks only as of the date made.

General

      The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. At December 27, 1996, the Company operated 69 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; and Philadelphia, Pennsylvania. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.

      During the past three fiscal years the Company embarked upon several major projects which affected the results of operations. These projects included expansion on a more expedited basis than in the past and the introduction of hair salons within its retail stores.

Expansion

      Over the past three fiscal years the Company opened 31 retail stores to add to its base of 47 retail stores at the end of the 1993 fiscal year, an increase of 66%. During this same time period the Company opened three new geographic market areas: Charlotte/Raleigh/Durham, N.C.; Philadelphia, Pa.; and Atlanta, Ga. Generally, new stores do not begin to contribute to the absorption of corporate overhead until after their second year of operation or until their sales level has matured. In a new market, where it takes additional time to build name recognition, the time period to begin to contribute to absorption of corporate overhead may be even longer.

      Although the Philadelphia, Pa. and North Carolina market areas have performed to the Company's expectations, the Atlanta Ga. marketplace was a disappointment. During the 1996 fiscal year, the Company's stores in the Atlanta marketplace suffered an operating loss of $1.1 million. As a result, on August 4, 1996, the Company closed its eight retail stores in the Atlanta marketplace and recorded a restructuring provision of $4.0 million, including the cost of future lease obligations, a write off of certain assets and a severance package for its Atlanta employees. The expected future cash flow requirement of the restructuring provision at December 27, 1996 is $1.9 million and will be paid over the remaining one to four year terms of the Atlanta leases.

Hair Salon Strategy

      Traditionally, the manufacturers of professional hair care products have allowed their products to be sold by retail hair salons only. Historically, the Company purchased professional hair care products from secondary sources, and sales of these products generally accounted for 5% to 6 % of the Company's annual retail sales. The Company's purchases of these products and sale at value prices to consumers was not looked upon favorably by these manufacturers. With the growth of the Company over the past three years sufficient quantities of top selling professional hair care products became increasingly difficult to purchase through secondary sources. As a result, the Company decided to add hair salons in its existing stores as an add-on beauty service and with the anticipation of developing direct relationships with the manufacturers of professional hair care products, which required discontinuing sales of professional hair care products obtained from secondary sources.

      In the summer and fall of 1994, the Company opened hair salons in twelve of its thirteen new stores in the Pa., N.C. and Ga. market areas. In February 1995, the Company began to retrofit existing stores in its Washington D.C. and Chicago, IL. market areas. As of December 27, 1996, the Company had built or retrofitted 60 of its 69 stores to include hair salons.

      In July 1995, the Company began receiving shipments of professional hair care products from one of the four major professional hair care manufacturers and continues to receive such products today. This manufacturer, however, represents only one-third of the historical 6% of sales volume. The loss of the remaining professional hair care product sales has adversely affected retail sales and profits. The Company is attempting to develop direct relationships with the other three major manufacturers, though there can be no assurances this will be achieved or that the one manufacturer will continue to supply the Company.

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

Results of Operations

      Consolidated net sales for the three months ended December 27, 1996 were $38.9 million, a decrease of $2.7 million, or 6.4%, from the $41.6 million in consolidated net sales for the three months ended December 29, 1995.

      Retail sales for the three months ended December 27, 1996 were $38.5 million, a decrease of $2.6 million, or 6.3%, from the $41.1 million in sales for the three months ended December 29, 1995. Of this decrease, $2.3 million is attributable to the nine stores closed in fiscal year 1996. Comparable store retail sales for the period were $38.1 million, a decrease of $0.6 million or 1.6% as compared to store retail sales of $38.7 million of the same period last year. Comparable store retail sales were adversely affected by soft fragrance sales. The Company operated 69 stores at December 27, 1996 and 77 stores at December 29, 1995.

       Wholesale sales for the three months ended December 27, 1996 were $0.4 million, a decrease of $0.1 million, or 16.7%, from the $0.5 million in sales for the three months ended December 29, 1995. The Company has focused greater attention on its retail business but continues to serve its remaining market of independent drug and merchandise stores. Management continues to evaluate the viability of the wholesale division.

      Cost of sales, including buying, occupancy and distribution expenses, was $30.2 million (77.7% of sales) for the three months ended December 27, 1996 versus $32.4 million (78.0% of sales) for the three months ended December 29, 1995. The dollar decrease is primarily attributable to the nine stores closed in fiscal year 1996 that were not in operation during the current period and the decrease in comparable store retail sales. Cost of sales, including buying, occupancy and distribution expenses, as a percentage of sales decreased marginally, primarily from the direct purchase of professional hair care products.

      Selling, general and administrative ("S G & A") expenses were $7.1 million (18.3% of sales) for the three months ended December 27, 1996 versus $7.6 million (18.4% of sales) for the three months ended December 29, 1995. S G & A expenses decreased $0.5 million over the comparable period of last year. S G & A expenses decreased by $0.6 million as a result of the nine stores closed in fiscal year 1996 and increased $0.1 million in comparable stores operating expenses.

      Interest expense was $0.3 million (0.9% of sales) for the three months ended December 27, 1996 versus $0.3 million (0.8% of sales) for the three months ended December 29, 1995.

Liquidity and Capital Resources

      The Company's working capital was $43.4 million at December 27, 1996 compared to $42.8 million at September 27, 1996. The ratio of current assets to current liabilities was 3.7 at December 27, 1996 compared to 3.1 at September 27, 1996.

      Net cash provided by operating activities amounted to $2.3 million for the three months ended December 27, 1996, resulting primarily from net income, depreciation and amortization and a decrease in inventories which were partially offset by a net decrease in accounts payable and accrued expenses.

      Net cash used by investing activities amounted to $31,000 for the three months ended December 27, 1996. This investment is attributable to the purchase of fixed assets used in operations.

      Net cash used by financing activities amounted to $0.3 million for the three months ended December 27, 1996. During the three months ended December 27, 1996 the Company reduced its credit facility by $0.2 million and repaid capital lease obligations in the amount of $0.1 million.

      On November 27, 1996, the Company entered into a merger agreement with Revlon Consumer Products Corporation ("RCPC") and Prestige Fragrance & Cosmetics, Inc. ("PFC") a wholly owned subsidiary of RCPC pursuant to which, subject to the satisfaction of certain conditions, the Company would merge with PFC with the Company remaining as the surviving corporation (the "Merger"). In connection with the Merger, a new class of the Company voting common stock ("Class C common stock") would be created. RCPC would receive newly issued Class C common stock such that immediately following the Merger, RCPC would own 65% of the issued and outstanding Class C common stock of the Company. Also as a part of the Merger, the holders of the Class A and Class B common stock can elect to receive cash at $7.63 per share and holders of options with an exercise price of less than $7.63 can elect to receive cash of $7.63 less the exercise price (the "Cash Election") with a limit of 2,829,065 shares and options as to which the Cash Election will be accepted. Giving effect to the Cash Election, RCPC could own at least 74% and up to 84% of the Company's outstanding common stock. The completion of the Merger is subject to, among other things, the approval of the shareholders of the Company, regulatory approval and financing for the surviving corporation. No assurance can be given that the Merger can be completed.

      The Company had an unsecured credit facility with a bank for a maximum borrowing of $15 million (the "Facility"). The Facility, which was scheduled to expire on February 28, 1997, was subject to repayment on demand and accrued interest was payable monthly, at an annual rate equal to the bank's prime rate or at LIBOR plus 200 basis points. The Facility required compliance with certain restrictive covenants including maintenance of minimum tangible net worth.

      In October 1996, the Company paid the then outstanding balance of $14.2 million on the Facility with borrowings under a new loan and security agreement (the "New Facility"). Under the New Facility, which expires October 31, 1999, the Company may borrow the lesser of $25 million or 50% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are secured by all of the Company's assets except for fixed assets. Under the New Facility the Company may borrow at LIBOR plus 200 basis points or at the bank's prime rate plus 50 basis points. The Company also pays an unused line fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty of $187,500 if termination is made before the first anniversary date and $62,500 after the first anniversary date. The consent of the lender will be required to consummate the Merger, and if such consent is not obtained, the Company will be required to pay $187,500 of the prepayment penalty. As a result of the Company's ability to refinance the prior Facility with the New Facility, the balance of the Facility was classified as long-term debt in the accompanying September 27, 1996 balance sheet. The New Facility requires the Company to be in compliance with a minimum tangible net worth covenant. At December 27, 1997, the New Facility had an outstanding balance of $12,000,000.

      The Company's future cash needs without giving effect to the Merger primarily result from its plan to open additional new stores. The Company's estimated cost of opening a new store is approximately $0.7 million, including $0.5 million for initial inventory and $0.2 million for leasehold improvements, furnishings and fixtures, point-of-sale equipment, hair salon equipment, and other items. The Company may open additional stores during the fiscal year, however, this would be dependent upon locating the property and negotiating the economics of the leases. The Company believes that funds available from the New Facility and internally generated funds would provide sufficient cash to meet the Company's needs for the next year.

Seasonality

      The Company's business is seasonal with the highest volume of sales for both the retail and wholesale divisions occurring during the first fiscal quarter (October to December).

Inflation

      While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation in the future.

                                     PART II




Item 6.    (A)  Exhibits

               EXHIBIT 27- Financial Data Schedule as of December 27, 1996


           (B)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE COSMETIC CENTER, INC.
                                  (Registrant)


Date:   2/6/97     By       /s/ Ben S. Kovalsky
      ----------           -----------------------
                                   BEN S. KOVALSKY
                                   Chief Executive Officer, Chief Operating
                                   Officer and President



Date:   2/6/97      By       /s/ Bruce E. Strohl
     ----------             ---------------------------
                                   BRUCE E. STROHL
                                   Vice President - Finance
                                   and Chief Financial Officer