Form 10-Q
period 1997-03-28
COSMETIC CENTER INC
filed 1997-05-12
CIK 793520

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



  For Quarter Ended:  March 28, 1997            Commission File No.:  0-14756



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



         Class C Common Stock, par value $.01 per share, outstanding as of May 1, 1997 - 10,015,103 shares


                                Total Pages--28

                            THE COSMETIC CENTER, INC.




                                Table of Contents






PART I - FINANCIAL
INFORMATION                                                             PAGE


 Item 1.  Financial Statements                                          4  - 10

 Item 2.  Management's Discussion and Analysis                         11  - 13
               of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                               14

 Item 4.  Submission of Matters to a Vote of Security Holders                14

 Item 5.  Other Information                                                  15

 Item 6.  Exhibits and Reports on Form 8-K                                   27

                                     PART I





ITEM 1.  Financial Statements                                      PAGE

 Consolidated Balance Sheets
         As of March 28, 1997 (unaudited) and
             September 27, 1996                                  4  -  5

Unaudited Consolidated Statements of Operations
         Three months and six months ended
             March 28, 1997 and March 29, 1996                         6

 Unaudited Consolidated Statements of Cash Flows
         Six months ended March 28, 1997
             and March 29, 1996                                        7

 Notes to Unaudited Consolidated Financial Statements
         Three months and six months ended
             March 28, 1997 and March 29, 1996                   8  - 10

                    THE COSMETIC CENTER, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   March 28,   September 27,
                         ASSETS                      1997          1996
                                                 ------------  -------------
                                                  (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,817      $   979
  Accounts receivable, net                             1,264        1,860
  Inventories                                         53,197       56,479
  Prepaid expenses                                       749          442
  Prepaid income taxes                                   508        1,735
  Deferred income tax benefit                          1,582        1,631
                                                     -------      -------

Total current assets                                  59,117       63,126
                                                     -------      -------


PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                   11,097       10,989
  Leasehold improvements                               5,028        5,022
  Leased property capitalized                          1,652        1,652
                                                     -------      -------
                                                      17,777       17,663
  Accumulated depreciation and amortization           10,352        9,256
                                                     -------      -------

                                                       7,425        8,407
                                                     -------      -------

DEPOSITS AND OTHER ASSETS                                887          378
                                                     -------      -------

DEFERRED INCOME TAX BENEFIT                              362          611
                                                     -------      -------

TOTAL ASSETS                                         $67,791      $72,522
                                                     =======      =======




            See notes to unaudited consolidated financial statements.

                    THE COSMETIC CENTER, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)


                                                          March 28,  September 27,
                                                            1997      1996
                                                            -------   -------
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $12,630   $15,956
  Accrued expenses                                            3,847     4,044
  Current portion of obligation under capital leases            225       311
                                                            -------   -------

  Total current liabilities                                  16,702    20,311

NOTE PAYABLE - BANK                                          12,000    12,220

OBLIGATION UNDER CAPITAL LEASES                                  42       109

DEFERRED RENT                                                 1,243     1,305

OTHER LIABILITIES                                               668     1,396
                                                            -------   -------
TOTAL LIABILITIES                                            30,655    35,341
                                                            -------   -------

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value; authorized
     5,000,000 shares; issued
     2,717,104 shares and
     2,713,354 shares, respectively                              27        27
  Class B Common stock, $.01 par value; authorized
     5,000,000 shares; issued 1,582,780 shares and
     1,582,780 shares, respectively                              16        16
  Additional paid in capital                                 21,401    21,386
  Retained earnings                                          15,692    15,752
                                                            -------   -------

TOTAL SHAREHOLDERS' EQUITY                                   37,136    37,181
                                                            -------   -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $67,791   $72,522
                                                            =======   =======


            See notes to unaudited consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)


                                              Three Months Ended      Six Months Ended
                                            ----------------------   -------------------
                                              March 28,   March 29,   March 28,   March 29,
                                                1997        1996        1997        1996
                                            -----------  -----------  ---------- ----------

Net sales.................................. $   27,337   $  29,263    $ 66,244   $  70,843
                                            -----------  -----------  ---------- ----------


Cost of sales including buying, occupancy
    and distribution.......................     21,037      23,007      51,263      55,427

Selling, general and administrative
    expenses...............................      7,373       7,621      14,494      15,267
                                            -----------  -----------  ---------- ----------

Total operating expenses...................     28,410      30,628      65,757      70,694
                                            -----------  -----------  ---------- ----------

Income (loss) from operations..............     (1,073)     (1,365)        487         149

Other income, net..........................         17          22          43          51

Interest expense...........................       (297)       (202)       (631)       (518)
                                            -----------  -----------  ---------- ----------

Loss before income taxes...................     (1,353)     (1,545)       (101)       (318)

Income taxes...............................       (548)       (626)        (41)       (129)
                                            -----------  -----------  ---------- ----------

Net loss...................................  $    (805)   $   (919)   $    (60)   $   (189)
                                            ===========  ===========  ========== ==========
Net loss per common share
 Primary...................................  $   (0.19)   $  (0.21)   $   (0.01)  $  (0.04)
                                            ===========  ===========  ========== ==========

Weighted average shares outstanding
 Primary...................................  4,324,022    4,308,280    4,329,887  4,313,218
                                            ===========  ===========  ========== ==========



           See notes to unaudited consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                          Six Months Ended
                                                       ----------------------
                                                       March 28,    March 29,
                                                         1997         1996
                                                       ---------    ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (60)   $  (189)
  Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation and amortization                          1,108      1,384
    Change in assets and liabilities:
      Accounts receivable, net                               596        (12)
      Inventories                                          3,282      6,876
      Prepaid expenses                                      (319)      (214)
      Prepaid income taxes                                 1,227       (134)
      Deposits and other assets                             (509)       (44)
      Deferred income tax benefit                            298       --
      Accounts payable                                    (3,326)    (4,102)
      Accrued expenses                                      (197)      (606)
      Deferred rent                                          (62)       (12)
      Other liabilities                                     (728)      (135)
      Income taxes payable                                   --        (234)
                                                       ---------    ---------
      Net cash provided by operating activities            1,310      2,578

Cash flows from investing activities:
  Capital expenditures, net                                 (114)      (968)
                                                       ---------    ---------
      Net cash used by investing activities                 (114)      (968)

Cash flows from financing activities:
  Net payments under line of credit agreement               (220)    (1,740)
  Repayments of capital lease obligations                   (153)      (143)
  Proceeds from exercise of stock options                     15        --
                                                       ---------    ---------
      Net cash used by financing activities                 (358)    (1,883)
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents .       838       (273)
Cash and cash equivalents at beginning of period             979      1,320
                                                       ---------    ---------
Cash and cash equivalents at end of period               $ 1,817    $ 1,047
                                                       =========    =========

Supplemental Disclosures of Cash Flow Information and
 Non-cash Activities:
 Cash payments for interest                              $   564    $   533
 Cash (refunds) payments of income taxes, net             (1,534)       239
 Treasury stock received in exchange of options
  exercised                                                   --        214


           See notes to unaudited consolidated financial statements.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                        March 28, 1997 and March 29, 1996



Note 1  Summary of Significant Accounting Policies


Basis of Presentation

   The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements of The Cosmetic Center, Inc. (the "Company") for the year ended September 27, 1996.

   The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation at March 28, 1997 and March 29, 1996 and for the three-month and six-month periods then ended. The accounting policies applied in the consolidated financial statements are consistent with the accounting policies applied in the consolidated financial statements of the Company for the year ended September 27, 1996.

   The results for the three-month and six-month periods ended March 28, 1997 and March 29, 1996 are not necessarily indicative of results expected for the entire year. See Note 3.

Merchandise Inventories

   The Company's inventories, consisting primarily of cosmetics, fragrances, beauty aids, and related items, are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

Rental Expenses

   Certain store leases provide for minimum rentals plus additional rentals computed as a percentage of net sales in excess of amounts specified in the lease as minimum rentals. The Company accrues percentage rent expense during interim periods based on actual net sales in excess of the prorated annual amounts specified in the related lease.

Note 2  Net Loss Per Share

   Net loss per common and common equivalent share are computed by dividing net loss by the weighted average number of common and when dilutive, common equivalent shares outstanding. Stock options are the only common share equivalents. There is no material difference between primary and fully diluted loss per share.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes a new standard for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                        March 28, 1997 and March 29, 1996



Note 3  Subsequent Events

   On April 25, 1997, pursuant to the Agreement and Plan of Merger among the Company, Revlon Consumer Products Corporation ("RCPC") and Prestige Fragrance & Cosmetics, Inc. ("PFC") dated as of November 27, 1996 and amended as of February 20, 1997 and March 20, 1997 (the "Merger Agreement"), the Company consummated the previously announced merger of PFC, a wholly owned subsidiary of RCPC, with and into the Company (the "Merger"), with the Company surviving the Merger. Pursuant to the Merger, RCPC received 8,479,335 shares of the Company's newly issued Class C Common Stock, par value $.01 per share (the "Class C Common Stock"), the only class of the Company's stock outstanding after the Merger, in exchange for its one share of PFC stock outstanding prior to the Merger. As a result of the Merger, the Company's stockholders were entitled to receive for each share of Class A Common Stock or Class B Common Stock they held one share of newly issued Class C Common Stock or, at each stockholder's election and subject to the limitation discussed below, $7.63 in cash (the "Cash Election"). Holders of options to purchase the Company's Class A Common Stock or Class B Common Stock with an exercise price of less than $7.63 were entitled to receive for each such option they held an equivalent option to purchase Class C Common Stock or, at each such optionholder's election and subject to the limitation discussed below, cash equal to the difference between $7.63 and the exercise price per share of such options. The right of stockholders and optionholders to receive cash was limited to an aggregate of 2,829,065 shares and options for shares. Holders of 3,688,440 shares of Class A Common Stock and Class B Common Stock in the aggregate and 86,500 options exercised their Cash Election so that after pro-ration 2,764,116 shares of Class A Common Stock and Class B Common Stock in the aggregate were accepted for Cash Election. The number of shares of Class C Common Stock owned by RCPC after the Merger constituted approximately 85% of the outstanding Class C Common Stock after giving effect to the Cash Election. The Merger will be accounted for as a reverse acquisition using the purchase method of accounting. As a result, PFC is considered to be the acquiring entity and the Company the acquired entity for accounting purposes, even though the Company is the surviving legal entity. As a result, the historical financial information of PFC will be presented as the historical financial information of the Company in future SEC filings. Fair value adjustments will be made to the Company's assets and liabilities to the extent of RCPC's ownership interests in the Company post-Merger. In connection with the Merger, the Company currently expects that it will record business consolidation costs of approximately $4.2 million during fiscal 1997 as a result of the integration of the operations of PFC with and into the Company.

      In connection with the Merger, on April 25, 1997 the Company entered into a new loan and security agreement (the "New Facility"), with the same lender from the Company's previous credit facility (the "Former Facility"). On April 25, 1997, the Company paid the then outstanding balance of $14.0 million on the Former Facility with borrowings under the New Facility. On April 28, 1997, the Company used approximately $21.2 million of borrowings under the New Facility to fund the Cash Election associated with the Merger. The New Facility, which expires April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are secured by the Company's accounts receivable and inventory (and proceeds therefrom). Under the New Facility, the Company may borrow at LIBOR plus 2.25% or at the bank's prime rate plus 0.5%. The Company also pays an unused line fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months which is payable every three months. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty of $700,000 if termination occurs before the first anniversary date and $175,000 if termination occurs after the first anniversary date. The New Facility contains various restrictive covenants and requires the Company to maintain a minimum tangible net worth and an interest coverage ratio.

      PFC executed a promissory note on April 25, 1997 in the principal amount of $13.3 million payable to RCPC, which note was assumed by the Company in connection with the Merger. Interest is payable quarterly at a rate of 11%. Principal is payable on demand, provided that during the term of the Company's New Facility, principal payments may not be made except from excess cash flow as defined in the New Facility.

      RCPC will supply Revlon products and provide certain services to the Company from and after the effective date of the Merger upon the terms and subject to the conditions of the Supply Agreement and Services Agreement, respectively, each as more fully described in the Proxy Statement/Prospectus included in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1933, as amended, on December 20, 1996 (File No. 333-18321) and the amendments thereto filed January 31, 1997, February 25, 1997, March 24, 1997 and April 3, 1997 (the "Form S-4"). Additionally, the Company leased from RCPC the Holmdel, New Jersey headquarters, warehouse and distribution center and retail store and certain of PFC's employee stores from and after the effective date of the Merger upon the terms and subject to the conditions of the leases more fully described in the Proxy Statement/Prospectus included in the Form S-4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



General

   The Company was founded in 1957, with its initial operations consisting of the sales of cosmetic products to wholesale customers. At March 28, 1997, the Company operated 68 stores under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; and Philadelphia, Pennsylvania. The Company sells approximately 25,000 brand name prestige and mass-merchandised cosmetic products.


Results of Operations

   Net sales for the six months ended March 28, 1997 were $66.2 million, a decrease of $4.6 million, or 6.5%, from the $70.8 million in net sales for the six months ended March 29, 1996. Net sales for the three months ended March 28, 1997 were $27.3 million, a decrease of $2.0 million, or 6.8%, from the $29.3 million in net sales for the three months ended March 29, 1996. These decreases are primarily attributable to the closing of nine unprofitable stores in the Atlanta market in fiscal year 1996, a slight decline in comparable store sales due primarily to soft fragrance sales and, for the three months ended March 28, 1997, decreased promotional activity. The Company operated 68 stores at March 28, 1997 and 76 stores at March 29, 1996. Comparable store sales for the three months ended March 28, 1997 declined slightly to $26.8 million compared to $27.3 million for the three months ended March 29, 1996 for the reasons stated above.

   Cost of sales, including buying, occupancy and distribution expenses ("COS"), was $51.3 million (77.5% of net sales) for the six months ended March 28, 1997 versus $55.4 million (78.2% of net sales) for the six months ended March 29, 1996. COS was $21.0 million (76.9% of net sales) for the three months ended March 28, 1997 versus $23.0 million (78.5% of net sales) for the three months ended March 29, 1996. COS as a percentage of net sales for the three months and six months ended March 28, 1997 improved primarily due to the direct purchase of professional hair care products, lower inventory shrinkage and, for the three months ended March 28, 1997, a lower mix of products sold on promotion.

   Selling, general and administrative ("SG&A") expenses were $14.5 million (21.9% of net sales) for the six months ended March 28, 1997 versus $15.3 million (21.6% of net sales) for the six months ended March 29, 1996. SG&A expenses were $7.4 million (27.1% of net sales) for the three months ended March 28, 1997 versus $7.6 million (25.9% of net sales) for the three months ended March 29, 1996. SG&A expenses as a percentage of net sales increased in the three months and six months ended March 28, 1997, primarily as a result of increased payroll costs, lower comparable store net sales, partially offset by the elimination of costs pertaining to the nine unprofitable stores in the Atlanta market which were closed in fiscal 1996 and, in the three months ended March 28, 1997, lower advertising revenue associated with the above-mentioned decreased promotional activity.

   Interest expense was $0.6 million for the six months ended March 28, 1997 versus $0.5 million for the six months ended March 29, 1996. Interest expense was $0.3 million for the three months ended March 28, 1997 versus $0.2 million for the three months ended March 29, 1996. The increase in interest expense is primarily attributable to higher outstanding borrowings under the Former Credit facility during the 1997 periods to support working capital requirements.


Liquidity and Capital Resources

   Net cash provided by operating activities was $1.3 million for the six months ended March 28, 1997 and $2.6 million for the six months ended March 29, 1996. The decrease resulted primarily from the fact that a greater portion of the 1996 Christmas season merchandise was purchased subsequent to September 27, 1996 as a result of improved inventory management (specifically, a greater portion of the 1995 Christmas season merchandise had been purchased prior to September 29, 1995), partially offset by a refund of prior years' income taxes in the 1997 period. Net cash used by investing activities was $0.1 million for the six months ended March 28, 1997 and $1.0 million for the six months ended March 29, 1996. The decrease resulted primarily from the absence of new store
                                       11
   openings in the 1997 period. Net cash used by financing activities was $0.4 million for the six months ended March 28, 1997 and $1.9 million for the six months ended March 29, 1996. The decrease resulted primarily from lower repayments of borrowings under the Former Facility in the 1997 period than under the credit facility in effect during the 1996 period.

   On April 25, 1997, pursuant to the Merger Agreement, the Company consummated the previously announced merger of PFC, a wholly owned subsidiary of RCPC, with and into the Company, with the Company surviving the Merger. See Item 1 of this Form 10-Q, Note 3 of Notes to the Company's Unaudited Consolidated Financial Statements.

   The Former Facility, which was scheduled to expire on October 31, 1999, provided a revolving credit facility of up to $25 million based upon a borrowing base of 50% of eligible inventory, as defined in the Former Facility. Borrowings under the Former Facility were secured by all of the Company's assets except for fixed assets. Under the Former Facility the Company borrowed at LIBOR plus 2.0% or at the bank's prime rate plus 0.5%. The Company also paid an unused line fee equal to one-quarter of one percent per annum. Interest was payable on a monthly basis. The consent of the lender was required to consummate the Merger and was secured. The Former Facility required the Company to be in compliance with a minimum tangible net worth covenant. At March 28, 1997, the Former Facility had an outstanding balance of $12 million.

   On April 25, 1997 in connection with the Merger the Company executed the New Facility. The Company paid the then outstanding balance of $14.0 million on the Former Facility with borrowings under the New Facility. On April 28, 1997, the Company used approximately $21.2 million of borrowings under the New Facility to fund the Cash Election associated with the Merger. Under the New Facility, which expires April 30, 1999, the Company may borrow the lesser of $70 million or 65% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are secured by the Company's accounts receivable and inventory (and proceeds therefrom). Under the New Facility, the Company may borrow at LIBOR plus 2.25% or at the bank's prime rate plus 0.5%. The Company also pays an unused line fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months which is payable every three months. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty of $700,000 if the termination occurs before the first anniversary date and $175,000 if the termination occurs after the first anniversary date. The New Facility contains various restrictive covenants and requires the Company to maintain a minimum tangible net worth and an interest coverage ratio.

   The Company expects that its future cash needs will result primarily from the cash required in connection with the payment of costs and expenses associated with the Merger, costs to integrate the operations of the Company and PFC, costs to expand the operations of the Company following the Merger, including capital expenditures, and debt service on the New Facility. The Company estimates that capital expenditures for 1997 will be approximately $2 million. The Company believes that funds available from the New Facility and internally generated funds will provide sufficient cash to meet the Company's cash needs for the next year.

      Pursuant to a Tax Sharing Agreement, each of the subsidiaries of RCPC, including, from the effective date of the Merger, the Company, has agreed to pay to RCPC an amount equal to its liability for federal, state and local income taxes (including estimated taxes), if any. Since the payments to be made by subsidiaries of RCPC, including, from the effective date of the Merger, the Company, to RCPC under the Tax Sharing Agreement will be determined by the amount of taxes that such subsidiaries would otherwise have to pay if they were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit RCPC to the extent RCPC can offset the taxable income generated by such subsidiaries, including, from the effective date of the Merger, the Company, against losses and tax credits generated by RCPC and its other subsidiaries. The Company anticipates that, as a result of anticipated operating losses, no significant federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement will be required by the Company for 1997.

Forward Looking Statements

    This quarterly report on Form 10-Q for the quarter ended March 28, 1997 as well as other public documents of the Company contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward looking statements. Such statements include, without limitation, statements regarding the amount of costs and expenses associated with the Merger, costs to integrate the operations of the Company and PFC, costs to expand the operations of the Company, the amount of required capital expenditures, the Company's ability to develop relationships with the manufacturers of professional hair care products, expectations as to the Company's cash flows from operations and the pro forma financial information and assumptions contained in Item 5. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "or "anticipates" to be uncertain and forward looking. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward looking statements made by the Company: the inability to generate sufficient cash flows from operations to fund new store openings, unanticipated costs and expenses associated with the Merger, unanticipated costs to integrate the operations of the Company and PFC and to expand the operations of the Company, unanticipated capital expenditures, including costs associated with store openings and closings, actions by competitors that may have greater capital resources than the Company, including combinations within the retail industry and successful new retail store concepts, the lack of viability of the Company's salon business, the unavailability of product or the loss of suppliers, including secondary source suppliers, the inability to secure sufficient professional hair care products, general business and economic conditions, and other factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Seasonality

   The Company's business is seasonal, with the highest volume of net sales occurring during the period from October through December.

Inflation

   While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation in the future.

                                     PART II

Item 2.  Changes in Securities

    (a) As described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," as a result of the Merger, outstanding Class A Common Stock and Class B Common Stock was converted into newly authorized Class C Common Stock, subject to the Cash Election. Following the Merger, the Class C Common Stock is the Company's only class of outstanding common stock.

    (b) Not applicable.

    (c) Pursuant to the Merger, on April 25, 1997 8,479,335 shares of Class C Common Stock were issued to RCPC. The issuance of the shares to RCPC was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders held on April 24, 1997, the Company's stockholders voted on the following proposals, which resulted in the approval of the proposals listed in 1, 3 and 4 below:

    1) To adopt the Merger Agreement, pursuant to which, among other things, (a) PFC would merge with and into the Company, (b) the Company's certificate of incorporation would be amended to authorize the issuance of up to 40,000,000 shares of Class C Common Stock, (c) the outstanding Class A Common Stock and Class B Common Stock would be converted into Class C Common Stock (subject to the Cash Election) and (d) the nine nominees to the Company's board of directors listed in the Company's Proxy Statement/ Prospectus, which is included in the Company's registration statement on Form S-4, would be appointed upon consummation of the Merger.

              AFFIRMATIVE 1,057,435 NEGATIVE 3,427 ABSTAINED 1,050

       APPROVED


   2) To approve the amendment to the Company's certificate of incorporation to repeal the classification of the board of directors.

              AFFIRMATIVE 1,058,443 NEGATIVE 1,627 ABSTAINED 2,893

     NOT APPROVED

   3) To elect two Class II directors who were replaced in connection with the appointment of the nine directors upon consummation of the Merger.

         Nominee: Mark S. Weinstein

                AFFIRMATIVE 1,052,149 NEGATIVE - ABSTAINED 10,814

         Nominee: Donald R. Rogers

                AFFIRMATIVE 1,052,649 NEGATIVE - ABSTAINED 10,314

        BOTH ELECTED

   4)  To approve the Company's 1997 Stock Option Plan.

               AFFIRMATIVE 997,523 NEGATIVE 60,664 ABSTAINED 4,776

       APPROVED

                                 PART II (con't)


Item 5.   Other Information

    Given the fact that the Merger of PFC with and into the Company was effective April 25, 1997, Part I of this Form 10-Q for the quarterly period ended March 28, 1997 does not include any financial information for PFC. The Company has determined to include in this Item 5 Financial Statements and Management's Discussion and Analysis for PFC for its quarter ended March 31, 1997 and certain Pro Forma Financial Information for the Company.

   1. Financial Statements of Prestige Fragrance & Cosmetics, Inc. Condensed Balance Sheets
          as of December 31, 1996 and March 31, 1997
       Unaudited Condensed Statements of Operations
          for the three months ended March 31, 1997 and 1996
       Unaudited Condensed Statements of Cash Flows
          for the three months ended March 31, 1997 and 1996
       Notes to Unaudited Condensed Financial Statements

   2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Prestige Fragrance & Cosmetics, Inc.

   3. Pro Forma Financial Information for The Cosmetic Center, Inc. Unaudited Condensed Consolidated Pro Forma Balance Sheet
          as of March 31, 1997
       Unaudited Condensed Consolidated Pro Forma Statement of Operations for
          the three months ended March 31, 1997
       Notes to Unaudited Condensed Consolidated Financial Statements

                      PRESTIGE FRAGRANCE & COSMETICS, INC.
                            CONDENSED BALANCE SHEETS
            (dollars in thousands, except share and per share data)

                                                      March 31,     December 31,
               ASSETS                                    1997           1996
                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                           $   1,515    $  3,479
   Inventories, net                                       31,178      31,713
   Prepaid expenses and other                                773         773
      Total current assets                                33,466      35,965
Property and equipment, net                                7,207       7,616
Other assets                                               1,225         589
Intangible asset                                           1,441       1,451
      Total assets                                     $  43,339   $  45,621

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                     $  1,532    $  2,242
   Accrued expenses and other                              1,406       2,385
      Total current liabilities                            2,938       4,627
Due to RCPC                                               14,553      12,315

Stockholder's equity:
   Common stock, par value $1.00 per share, 1,000
   shares authorized, 1 share
   issued and outstanding                                    --          --
   Additional paid-in capital                             28,536      28,536
   (Accumulated deficit) Retained earnings                (2,688)        143
      Total stockholder's equity                          25,848      28,679
      Total liabilities and stockholder's equity        $ 43,339    $ 45,621





             See notes to unaudited condensed financial statements.

                      PRESTIGE FRAGRANCE & COSMETICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                    Three Months Ended
                                                        March 31,
                                                     1997          1996

Net sales                                          $ 12,859    $ 12,707
Cost of sales, including buying, occupancy and
  distribution                                        8,703       8,827
  Gross margin                                        4,156       3,880
Selling, general and administrative expenses          6,698       6,833

  Operating loss                                     (2,542)     (2,953)
Intercompany interest                                   274         147

Loss before income taxes                             (2,816)     (3,100)

Provision for income taxes                               15          15

Net loss                                            $ (2,831)  $ (3,115)




             See notes to unaudited condensed financial statements.

                      PRESTIGE FRAGRANCE & COSMETICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                             Three Months Ended
                                                                   March 31,
                                                               1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $(2,831)   $(3,115)
 Adjustments to reconcile net loss to net cash (used for)
   provided by operating activities:
   Depreciation and amortization                                 678        460
   Change in assets and liabilities:
     Decrease (increase) in inventories                          535     (4,323)
     Decrease in prepaid expenses and other current assets        --         66
     Decrease in accounts payable                               (710)       (44)
     (Decrease) increase in accrued expenses and other
       current liabilities                                      (979)       176
     Increase in other assets                                   (636)      --
 Net cash used for operating activities                       (3,943)    (6,780)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                           (259)    (1,508)
 Net cash used for investing activities                         (259)    (1,508)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in Due to RCPC                                       2,238      6,356
 Net cash provided by financing activities                     2,238      6,356
   Net decrease in cash                                       (1,964)    (1,932)
   Cash at beginning of period                                 3,479      3,421
   Cash at end of period                                    $  1,515    $ 1,489


             See notes to unaudited condensed financial statements.

                      PRESTIGE FRAGRANCE & COSMETICS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         During the quarter ended March 31, 1997 PFC was a wholly owned subsidiary of RCPC, which is an indirect subsidiary of Mafco Holdings Inc. ("Mafco Holdings").

         The consolidated financial statements contained herein should be read in conjunction with PFC's consolidated financial statements for the year ended December 31, 1996 included in the Form S-4.

         The accompanying condensed financial statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for PFC's business.

         PFC has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                      PRESTIGE FRAGRANCE & COSMETICS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

         PFC was incorporated on July 6, 1987 and operates a chain of retail stores that sells a wide range of first quality, first quality excess, returned and refurbished and discontinued brand name cosmetics, fragrances and personal care products at discounted prices. As of March 31, 1997, PFC owned and operated 195 retail outlet stores located principally in outlet malls in 43 states. The stores operate under the names "Prestige Fragrance & Cosmetics," "Colours & Scents," "Visage" and "The Cosmetic Warehouse," with seven stores operated principally for employees of RCPC. With its outlet mall focus, PFC has sought to provide an outlet for major cosmetic manufacturers to sell their products without competing directly with the retailers that purchase products from these same manufacturers.

         During the three-month period ended March 31, 1997, RCPC provided certain services to PFC for which PFC was charged for direct and indirect expenses incurred by RCPC in providing such services. Such services include insurance and risk management services, travel, legal services, treasury and finance services, customer service, information systems and audit services, among others. Additionally, RCPC provided the services of certain employees at PFC's warehouse and distribution center for which PFC was charged. RCPC will provide similar services to the Company from and after the effective date of the Merger upon the terms and subject to the conditions of the Service Agreement more fully described in the Proxy Statement/Prospectus included in the Form S-4.

         During the three-month period ended March 31, 1997, PFC employees were eligible to participate in RCPC sponsored employee pension benefits plans, including the Revlon Employee's Savings and Investment Plan and Revlon Employees' Retirement Plan and Revlon sponsored employee welfare benefit plans, including medical, dental, life and disability insurance coverage.

         During the three-month period ended March 31, 1997, PFC occupied its headquarters, warehouse and distribution center in Holmdel, New Jersey and five employee stores located at RCPC facilities and paid RCPC charges therefor, and PFC purchased products from RCPC. The Company leased from RCPC the Holmdel, New Jersey headquarters, warehouse and distribution center and retail store and certain of PFC's employee stores from and after the effective date of the Merger upon the terms and subject to the conditions of the leases more fully described in the Proxy Statement/Prospectus included in the Form S-4. Additionally, RCPC will supply Revlon products to the Company from and after the effective date of the Merger upon the terms and subject to the conditions of the Supply Agreement more fully described in the Proxy Statement/Prospectus included in the Form S-4.

         PFC's working capital and capital expenditure needs in the past had been satisfied through interest-bearing obligations payable to RCPC. The weighted average interest rate on such obligations was approximately 10% for 1996. PFC executed a promissory note on April 25, 1997 in the principal amount of $13.3 million payable to RCPC, which note was assumed by the Company. Interest is payable quarterly at 11%. Principal is payable on demand provided that during the term of the Company's New Facility principal payments may not be made except from excess cash flow as defined in the New Facility.

                      PRESTIGE FRAGRANCE & COSMETICS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

For the Quarter Ended March 31, 1997 Compared to the Quarter Ended March 31,
1996.

         Net sales were $12.9 million and $12.7 million for the first quarter of 1997 and 1996, respectively, an increase of $0.2 million or 1.6%, primarily as a result of 16 new stores opened in 1996 offset in part by sales lost due to five store closings in the ordinary course of business. Comparable store sales
(sales from stores in operation for the full period in both fiscal periods) were $11.9 million and $12.4 million for the first quarter of 1997 and 1996, respectively, a decrease of $0.5 million in the 1997 period, due primarily to decreased promotional activity.

         As a percentage of net sales, cost of sales, including buying, occupancy and distribution expenses ("cost of sales"), was 67.7% for the first quarter of 1997, a decrease from 69.5% for the first quarter of 1996. Cost of sales as a percentage of net sales decreased in the 1997 period as a result of increased sales volume of higher margin products and a lower mix of products sold on promotion.

         As a percentage of net sales, SG&A expenses were 52.1% for the first quarter of 1997, a decrease from 53.8% for the first quarter of 1996. SG&A as a percentage of net sales improved primarily as a result of reductions in store labor costs.

Financial Condition, Liquidity and Capital Resources

         Net cash used for operating activities was $3.9 million and $6.8 million for the first quarters of 1997 and 1996, respectively. The improvement in the net cash used for operating activities for the first quarter of 1997 as compared to the first quarter of 1996 resulted primarily from improved working capital management, partially offset by costs incurred in connection with the Merger.

         Net cash used for investing activities was $0.3 million and $1.5 million for the first quarters of 1997 and 1996, respectively. The improvement in the net cash used for investing activities for the first quarter of 1997 as compared to the first quarter of 1996 resulted from the fact that the 1997 period did not include capital expenditures for point-of-sale registers, which were included in the first quarter of 1996.

         Net cash provided by financing activities was $2.2 million and $6.4 million for the first quarter of 1997 and 1996, respectively. The decrease in the net cash provided by financing activities for the first quarter of 1997 as compared to the first quarter of 1996 resulted from lower financing provided by RCPC to PFC.

                         PRO FORMA FINANCIAL INFORMATION


The following unaudited pro forma financial statements give effect to the Merger in a transaction that will be accounted for as a reverse acquisition. The unaudited pro forma condensed consolidated balance sheet is based on the individual balance sheets of the Company and PFC appearing in Items 1 and 5, respectively, of this Form 10-Q and has been prepared to reflect the Merger as if it had occurred on March 31, 1997. In connection with the Merger, the Company adopted PFC's fiscal year, which was a calendar year, and subsequently changed its fiscal year to a 52- or 53- week year ending on or about December 31. The unaudited pro forma condensed consolidated statements of operations are based on the individual statements of operations of the Company and PFC appearing elsewhere in this Form 10-Q, and combine the results of operations of the Company for the three months ended March 28, 1997 with those of PFC for the three months ended March 31, 1997, as if the Merger had occurred at January 1, 1997. The unaudited pro forma financial statements should be read in conjunction with the notes to the unaudited consolidated pro forma financial information and the separate historical financial statements and notes thereto of the Company and PFC included elsewhere in this Form 10-Q. The detailed assumptions used to prepare the unaudited condensed pro forma financial information are contained in the notes to the unaudited pro forma financial information. THE PRO FORMA COMBINED FINANCIAL DATA ARE INTENDED FOR INFORMATIONAL PURPOSES ONLY AND ARE NOT NECESSARILY INDICATIVE OF THE FINANCIAL POSITION OR FUTURE RESULTS OF OPERATIONS OF THE COMPANY POST-MERGER OR OF THE FINANCIAL POSITION OR THE RESULTS OF OPERATIONS OF THE COMPANY POST-MERGER THAT WOULD HAVE ACTUALLY OCCURRED HAD THE MERGER BEEN IN EFFECT AS OF THE DATE OR FOR THE PERIODS PRESENTED. FINAL ADJUSTMENTS MAY DIFFER FROM THE PRO FORMA ADJUSTMENTS PRESENTED HEREIN. SEE ITEM 2 OF THIS FORM 10-Q "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS -- FORWARD LOOKING STATEMENTS."

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                 MARCH 31, 1997
            (dollars in thousands, except share and per share data)




                                                             Historical
                                                                                            Pro Forma            Pro
           ASSETS                                             Company          PFC         Adjustments          Forma
Current assets:
  Cash and cash equivalents.................................$     1,817     $   1,515       $                $     3,332
  Accounts receivable, net...................................     1,264                                            1,264
  Inventories................................................    53,197        31,178                             84,375
  Prepaid expenses and other.................................     2,839           773          (1,582)(a)          2,030
      Total current assets...................................    59,117        33,466          (1,582)            91,001
Property, plant and equipment, net...........................     7,425         7,207                             14,632
Other assets.................................................     1,249         1,225          (1,587)(a)            887
Intangible asset.............................................                   1,441           5,950 (a)          7,891
                                                                                                  500 (b)
      Total assets..........................................$    67,791     $  43,339       $   3,281        $   114,411

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................$    12,630     $   1,532       $                $    14,162
  Accrued expenses and other.................................     4,072         1,406           5,611 (a)         15,289
                                                                                                4,200 (c)
      Total current liabilities..............................    16,702         2,938           9,811             29,451
Due to RCPC .................................................                  14,553                             14,553
Long-term debt -- third parties..............................    12,042                        34,839 (b)         34,881
                                                                                              (12,000)(b)
Other long-term liabilities..................................     1,911                                            1,911

Stockholders' equity:
  Class A common stock, $.01 par value; authorized
      5,000,000 shares; issued and outstanding 2,717,104 shares      27                           (27)(d)
  Class B common stock, $.01 par value; authorized
      5,000,000 shares; issued and outstanding 1,582,780 shares      16                           (16)(d)
  Class C common stock, $.01 par value; authorized
      40,000,000 shares; issued and outstanding 10,015,103
      shares................................................                                      101 (d)             101
  Additional paid-in capital.................................    21,401        28,536         (22,339)(b)          40,402
                                                                                              (21,401)(d)
                                                                                               15,692 (d)
                                                                                               21,343 (d)
                                                                                               13,067 (a)
                                                                                              (37,136)(a)
                                                                                               21,239 (a)
  Retained earnings (Accumulated deficit)                        15,692        (2,688)        (15,692)(d)         (6,888)
                                                                                               (4,200)(c)
      Total stockholders' equity.............................    37,136        25,848         (29,369)            33,615
      Total liabilities and stockholders' equity............$    67,791     $  43,339       $   3,281        $   114,411

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                 MARCH 31, 1997
                             (dollars in thousands)



     The following assumptions used in determining the pro forma adjustments to the historical financial position give effect to the reverse purchase accounting for the acquisition of the Company by PFC, the issuance of the Company Class C common stock and the New Facility as follows:







                                                                                                               (dollars in
                                                                                                                 thousands)
(a)Purchase accounting to reflect the fair value of the Company:
   Increase in intangible assets due to the additional excess in cost over estimated fair value of the
           net assets of the Company........................................................................    $    5,950
   Decrease in prepaid expenses and other due to an increase in the valuation allowance for the current
           deferred tax asset...............................................................................        (1,582)
   Decrease in other assets in connection with deferred acquisition costs for professional services incurred
           and an increase in the valuation allowance for the long term deferred tax asset..................        (1,587)
   Increase in accrued expenses to reflect transaction costs related to severance for employees ($3,800) and
     professional services ($1,811).........................................................................        (5,611)
    Cost of the Company (assumes a value of $7.63 per share to the extent of RCPC's ownership interest).....       (13,067)
   The Company book value...................................................................................        37,136
   Less treasury stock acquired in the Cash Election........................................................       (21,239)
                                                                                                                 $       -
   The allocations above are based upon a preliminary assessment that the recorded tangible assets and liabilities of the Company approximate their fair value and are subject to a more detailed review subsequent to the
   Merger.

(b)Adjustment to reflect additional borrowings to finance the Cash Election:
   Increase in Long-term debt -- third parties due to borrowings under the New Facility to fund the
     Cash Election and refinance existing Long-term debt -- third parties and fees
     and expenses related to the Merger.....................................................................    $  (34,839)
   Increase in other assets due to costs incurred to effect the New Facility................................           500
   Repayment of the Company's Note payable bank with proceeds from the New Facility.........................        12,000
   Decrease in Additional paid-in capital to reflect the cost of the Cash Election ($21,239) and other costs
     of the Merger ($1,100).................................................................................        22,339
                                                                                                                 $      -
(c)Additional non-recurring expenses expected to be incurred after the Merger to consolidate overhead expenses and eliminate duplicative functions:
   PFC severance and relocation costs.......................................................................     $   1,530
   Information system integration costs.....................................................................         1,600
   Inventory relocation and integration costs...............................................................         1,070
                                                                                                                 $  (4,200)

(d)Adjustment for the issuance of the Company Class C common stock in exchange for PFC common stock:
   Elimination of the Company Class A common stock in connection with the Merger............................     $      27
   Elimination of the Company Class B common stock in connection with the Merger............................            16
   Issuance of the Company Class C common stock in connection with the Merger...............................          (101)
   Decrease in Additional paid-in capital to reflect its elimination in the Merger..........................        21,401
   Increase in Additional paid-in capital due to elimination of the the Company's retained earnings.........       (15,692)
   Increase in Additional paid-in capital due to issuance of the Company Class C common stock in
      connection with the Merger............................................................................       (21,343)
   Decrease in the Company's retained earnings to reflect its elimination in the Merger.....................        15,692
                                                                                                                $        -

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                        Three Months ended March 31, 1997
            (dollars in thousands, except per share and share data)


                                                                         Historical
                                                                  --------------------
                                                                                             Pro Forma          Pro
                                                                   Company      PFC         Adjustments        Forma
                                                                  ---------   -------      -------------     -----------
Net sales ...................................................... $ 27,337   $  12,859      $       -          $   40,196
Cost of sales, including buying, occupancy and distribution ....   21,037       8,703              -              29,740
                                                                 ---------  ----------     -------------     -----------
Gross margin ...................................................    6,300       4,156              -              10,456
Selling, general and administrative expenses ...................    7,373       6,698              37 (a)         14,108
                                                                 ---------  ----------     -------------     -----------
Operating loss .................................................   (1,073)     (2,542)            (37)            (3,652)
Other (income) expense .........................................      (17)         -               63 (b)             46
Interest expense ...............................................      297         274             425 (c)            996
                                                                 ---------  ----------     -------------     -----------
Loss from operations
  before income taxes ..........................................   (1,353)     (2,816)           (524)            (4,694)
                                                                 ---------  ----------     -------------     -----------
(Benefit) provision for income taxes............................     (548)         15               -               (533)
                                                                 ---------  ----------     -------------     -----------
Net loss ....................................................... $   (805)  $  (2,831)     $     (524)         $  (4,161)
                                                                 =========  ==========     =============     ===========
Loss per common and common equivalent
  shares outstanding ........................................... $  (0.19)                                     $   (0.41)
                                                                 =========                                   ===========

Weighted average common and common equivalent shares
  outstanding................................................... 4,324,022                  5,715,219 (d)     10,039,241
                                                                 =========                 =============     ===========

                   THE COSMETIC CENTER, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



     The following assumptions used in determining the pro forma adjustments to the historical financial position give effect to the reverse purchase accounting for the acquisition of the Company by PFC, the issuance of the Company Class C common stock and the New Facility as follows:








                                                                                       Three months ended
                                                                                        March 31, 1997
(a) Amortization of intangibles resulting from purchase costs
    incurred in the Merger based upon a 40-year life................................. $          (37)

(b) Amortization of costs incurred to effect the New Facility based upon a
    2-year life...................................................................... $          (63)

(c) The adjustment to interest expense results from debt incurred to complete the Cash Election and the Merger based upon borrowings of $21,239
    bearing interest at 8% per annum................................................. $          425

(d) The adjustment to common shares outstanding results from the following transactions both as if they took place as of the beginning of the period:
    (i) shares acquired in the Cash Election.........................................     (2,764,116)
    (ii) shares issued in the Merger.................................................      8,479,335
                                                                                           5,715,219

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (A)  Exhibits

       EXHIBIT 4 - Loan and Security Agreement dated as of April 25, 1997 by and among the Company, BankAmerica Business Credit, Inc., as agent, and the lenders parties thereto (incorporated herein by reference to Exhibit 5 to the Schedule 13D filed on behalf of RCPC and Mafco Holdings dated May 5, 1997 (the "Schedule 13D").

       EXHIBIT 27 - Financial Data Schedule as of March 28, 1997


   (B)  Reports on Form 8-K

    The Company filed a report on Form 8-K on May 8, 1997 (the "Form 8-K") reporting the Merger of PFC with and into the Company, the change in the Company's independent accountants and the change in the Company's fiscal year end.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE COSMETIC CENTER, INC.
                                          (Registrant)


Date: May 12, 1997                      By /s/ I. Howard Diener
                                          I. HOWARD DIENER
                                          President and Chief Executive Officer


Date: May 12, 1997                      By /s/ Bruce E. Strohl
                                        BRUCE E. STROHL
                                        Senior Vice President - Finance and
                                        Chief Financial Officer