Form 10-Q
period 1997-09-26
COSMETIC CENTER INC
filed 1997-11-05
CIK 793520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------

                                   FORM 10-Q

(Mark One)
_X_           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 26, 1997

                                      OR
___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________ to _______________

                        Commission file number 0-14756

                           THE COSMETIC CENTER, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                           52-1266697
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

       8700 ROBERT FULTON DRIVE,
           COLUMBIA, MARYLAND                                     21046
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: 410-309-4600

                 8839 Greenwood Place, Savage, Maryland 20763
                 --------------------------------------------
                  Former Address if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 15, 1997, 10,015,101 shares of Class C Common Stock, par value $.01 per share, and no shares of Class A Common Stock, par value $.01 per share, or Class B Common Stock, par value $.01 per share, were outstanding.

                               Total Pages - 12

                          THE COSMETIC CENTER, INC.
                           CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 26,    DECEMBER 31,
                         ASSETS                                          1997            1996
                                                                     -------------    ------------
                                                                     (UNAUDITED)
Current assets:
      Cash and cash equivalents ..................................      $   3,591       $   3,479
      Accounts receivable, net ...................................          1,321               -
      Inventories ................................................         89,935          31,713
      Deferred tax assets ........................................          2,879               -
      Prepaid expenses and other .................................          1,332             773
                                                                        ---------       ---------
        Total current assets .....................................         99,058          35,965
Property and equipment, net ......................................         14,625           7,616
Other assets .....................................................          1,116             589
Intangible assets related to businesses acquired, net ............          5,890           1,451
                                                                        ---------       ---------
        Total assets .............................................      $ 120,689       $  45,621
                                                                        =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...........................................      $  24,925       $   2,242
      Accrued expenses and other .................................          9,812           2,385
                                                                        ---------       ---------
          Total current liabilities ..............................         34,737           4,627
Note payable - parent ............................................         13,255               -
Due to parent ....................................................              -          12,315
Long-term debt ...................................................         37,423               -
Other long-term liabilities ......................................          5,266               -

Stockholders' equity:
      Common stock, $1.00 par value; 1,000 shares authorized;
         1 share issued and outstanding prior to the Merger ......           --              --
      Class A common stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding ............           --              --
      Class B common stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding ............           --              --
      Class C common stock, $.01 par value; 40,000,000 shares
         authorized; 10,015,101 shares issued and outstanding ....            100            --
      Additional paid in capital .................................         39,068          28,536
      Retained earnings (deficit) ................................         (9,160)            143
                                                                        ---------       ---------
        Total stockholders' equity ...............................         30,008          28,679
                                                                        ---------       ---------
        Total liabilities and stockholders' equity ...............      $ 120,689       $  45,621
                                                                        =========       =========

            See Notes to Unaudited Condensed Financial Statements

                          THE COSMETIC CENTER, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              -----------------------------     -----------------------------
                                                                SEPT. 26,         SEPT. 30,       SEPT. 26,        SEPT. 30,
                                                                   1997             1996             1997            1996
                                                              ------------     ------------     ------------     ------------
Net sales ................................................    $     45,355     $     19,996     $     94,687     $     48,970
                                                              ------------     ------------     ------------     ------------
Cost of sales including buying, occupancy and distribution          32,250           12,824           65,908           32,150

Selling, general and administrative expenses .............          13,330            6,300           31,732           19,517

Business consolidation costs .............................            --               --              4,000             --
                                                              ------------     ------------     ------------     ------------

Operating expenses .......................................          45,580           19,124          101,640           51,667
                                                              ------------     ------------     ------------     ------------

(Loss) income from operations ............................            (225)             872           (6,953)          (2,697)

Interest expense .........................................          (1,120)            (308)          (2,292)            (699)

Other income (expense), net ..............................              26             --                (38)            --
                                                              ------------     ------------     ------------     ------------

(Loss) income before income taxes ........................          (1,319)             564           (9,283)          (3,396)

Provision for income taxes ...............................            --                 15               20               45
                                                              ------------     ------------     ------------     ------------

Net (loss) income ........................................    $     (1,319)    $        549     $     (9,303)    $     (3,441)
                                                              ============     ============     ============     ============



Net (loss) income per common share .......................    $      (0.13)    $       0.06     $      (1.00)    $      (0.41)
                                                              ============     ============     ============     ============



Weighted average shares outstanding ......................      10,015,101        8,479,335        9,345,665        8,479,335
                                                              ============     ============     ============     ============


            See Notes to Unaudited Condensed Financial Statements.

                           THE COSMETIC CENTER, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                              ------------------------
                                                                              SEPT. 26,      SEPT. 30,
                                                                                 1997           1996
                                                                              ----------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................................    ($ 9,303)    ($ 3,441)
 Adjustments to reconcile net loss to
     net cash used for operating activities:
   Depreciation and amortization ..........................................       2,839        1,539
   Change in assets and liabilities, net of aquired assets and liabilities:
      Increase in accounts receivable, net ................................        (194)        --
      Increase in inventories .............................................      (5,902)      (4,795)
      Decrease in prepaid expenses and other current assets ...............         819           72
      Decrease in other assets ............................................         804         --
      Increase in accounts payable ........................................      11,324        1,955
      Increase (decrease) in accrued expenses and other ...................       1,340          (76)
      Decrease in other long-term liabilities .............................      (2,480)        --
                                                                               --------     --------
 Net cash used for operating activities ...................................        (753)      (4,746)
                                                                               --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .....................................................      (3,463)      (2,804)
 Acquisition of business, net of cash acquired ............................     (19,883)        --
                                                                               --------     --------
 Net cash used for investing activities ...................................     (23,346)      (2,804)
                                                                               --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under long-term debt ......................................      23,271         --
 Increase in due to parent ................................................         940        6,769
                                                                               --------     --------
 Net cash provided by financing activities ................................      24,211        6,769
                                                                               --------     --------

 Net increase (decrease) in cash and cash equivalents .....................         112         (781)
 Cash and cash equivalents at beginning of period .........................       3,479        3,421

 Cash and cash equivalents at end of period ...............................    $  3,591     $  2,640
                                                                               ========     ========

 Supplemental schedule of cash flow information:
   Cash paid during the period for:
      Interest ............................................................    $  1,356         --
      Income taxes, net of refunds ........................................          36         --


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

   On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), then a wholly owned subsidiary of RCPC, merged with and into The Cosmetic Center, Inc. (prior to the merger, "CCI"), with the Company being the surviving corporation (the "Merger"). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. The historical financial statements of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations of both entities. As a result of the Merger, the Company changed its fiscal year to a 52- or 53-week year ending on or about December 31. See Note 3.

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

Merchandise Inventories

   The Company's inventories, consisting primarily of cosmetics, fragrances, hair and personal care products and related items, are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

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

                           THE COSMETIC CENTER, INC.


               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



(2)  NET (LOSS) INCOME PER SHARE

   Net (loss) income per common share is computed by dividing net loss by the weighted average number of common and, when dilutive, common equivalent shares outstanding. Weighted average shares outstanding is computed assuming that the 8,479,335 shares of Class C Common Stock that RCPC received in exchange for its one share of PFC stock were outstanding and owned by RCPC for all periods prior to the Merger. Immediately after the Merger, the number of shares outstanding was 10,015,101. Stock options are the only common share equivalents. There is no material difference between primary and fully diluted loss per share.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes a new standard for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements issued after December 15, 1997. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's reported earnings per share.

(3)  THE MERGER

   On April 25, 1997, pursuant to the Agreement and Plan of Merger among CCI, RCPC and PFC dated as of November 27, 1996 and amended as of February 20, 1997 and March 20, 1997 (the "Merger Agreement"), the Company consummated the previously announced merger of PFC with and into CCI, with the Company surviving the Merger. Pursuant to the Merger, RCPC received 8,479,335 shares of the Company's newly issued Class C Common Stock, par value $.01 per share (the "Class C Common Stock"), the only class of the Company's stock outstanding after the Merger, in exchange for its one share of PFC stock outstanding prior to the Merger. As a result of the Merger, CCI's stockholders were entitled to receive, for each share of Class A Common Stock or Class B Common Stock held, one share of newly issued Class C Common Stock or, at each stockholder's election and subject to the limitation discussed below, $7.63 in cash (the "Cash Election"). Holders of options to purchase CCI's Class A Common Stock or Class B Common Stock with an exercise price of less than $7.63 were entitled to receive for each such option they held an equivalent option to purchase Class C Common Stock or, at each such optionholder's election and subject to the limitation discussed below, cash equal to the difference between $7.63 and the exercise price per share of such options. The right of stockholders and optionholders to receive cash was limited to an aggregate of 2,829,065 shares and options for shares. Holders of 3,688,440 shares of Class A Common Stock and Class B Common Stock in the aggregate and 86,500 options exercised their Cash Election so that after proration 2,764,116 shares of Class A Common Stock and Class B Common Stock in the aggregate were accepted for Cash Election. The number of shares of Class C Common Stock owned by RCPC after the Merger constitutes approximately 85% of the outstanding Class C Common Stock after giving effect to the Cash Election.

                           THE COSMETIC CENTER, INC.


               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


   The Merger is being accounted for as a reverse acquisition using the purchase method of accounting with RCPC effectively acquiring approximately 85% of CCI for a deemed purchase price of approximately $27.9 million. This amount was allocated to the assets of CCI acquired and liabilities of CCI assumed, to the extent of RCPC's ownership interest, based upon their preliminary estimated fair values. A total of $4.5 million, representing the excess of acquisition cost over fair value of CCI's net tangible assets, has been allocated to goodwill and is being amortized over 40 years. The deemed purchase price (in millions) has been allocated to CCI's assets and liabilities as follows:

      Inventory                                                     $   52.3
      Property and equipment, net                                        6.3
      Goodwill                                                           4.5
      Accounts payable and accrued liabilities                         (24.3)
      Long-term debt                                                   (14.2)
      Other, net                                                         3.2
                                                                    --------
      Purchase price                                                $   27.9
                                                                    ========

Pro Forma Results of Operations

   The Company's results of operations have incorporated CCI's results of operations commencing upon the effective date of the Merger. The summary pro forma information below combines the actual results of each of CCI and PFC for the period from January 1, 1997 to the effective date of the Merger and the actual results of the Company from the effective date of the Merger to September 26, 1997, and, for the period from January 1, 1997 to the effective date of the Merger, reflects the increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Merger and the Cash Election that would have been incurred had the Merger and the Cash Election occurred on January 1, 1997. The summary pro forma information (in millions, except per share amount) is not necessarily indicative of the results of operations of the Company had the Merger and the Cash Election occurred at January 1, 1997, nor is it necessarily indicative of future results.

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 26, 1997
      Sales                                                        $   130.3
      Operating loss                                                    (9.1)
      Net loss                                                     $   (12.5)
                                                                   ==========
      Net loss per common share                                    $   (1.24)
                                                                   ==========

(4)  LONG - TERM DEBT

   In connection with the Merger, on April 25, 1997 the Company entered into a loan and security agreement (the "New Facility") and paid the then outstanding balance of $14.0 million on the previous credit facility of CCI (the "Former Facility") with borrowings under the New Facility. On April 28, 1997, the Company used approximately $21.2 million of borrowings under the New Facility to fund the Cash Election associated with the Merger. The New Facility, which expires on April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are collateralized by the Company's accounts receivable and inventory (and proceeds therefrom). Under the New Facility, the Company may borrow at its option at LIBOR plus 2.25% or at the bank's prime rate plus 0.5%. The Company also pays a commitment fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months,

                           THE COSMETIC CENTER, INC.


               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


which is payable every three months. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty of $700,000 if the termination occurs before the first anniversary date of the New Facility and $175,000 if the termination occurs after the first anniversary date. The New Facility contains various restrictive covenants and requires the Company to maintain a minimum tangible net worth and a minimum interest coverage ratio.

(5)  BUSINESS CONSOLIDATION

   As a result of the Merger, the Company incurred business consolidation costs of approximately $4.0 million in connection with the consolidation of certain warehouse, distribution and headquarters operations of PFC into the Company. As of September 26, 1997, the balance of the business consolidation liability was approximately $1.5 million, which consisted of $1.0 million in accrued expenses and $0.5 million in other long-term liabilities.

(6)  SUBSEQUENT EVENTS

   On October 9, 1997, the Company executed an agreement pursuant to which the Company sold its wholesale customer list in return for a percentage of the net sales made to customers on such list during the next three years.

   On October 13, 1997, the Company entered into an agreement with Creative Hairdressers, Inc., a privately held hair salon operator ("Distributor"), pursuant to which Distributor will provide at cost all of the Company's requirements of professional hair care products for sale in its retail stores. In consideration for this distribution arrangement, the Company will allow the Distributor to operate hair salons within its retail stores and will share the gross profits on all professional hair care product sales with Distributor.

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



BASIS OF PRESENTATION

   As described in Note 1 to the Unaudited Condensed Financial Statements, the Merger has been accounted for as a reverse acquisition, pursuant to which PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. As a result, the financial statements of the Company include PFC results of operations in all periods presented and CCI results of operations from April 25, 1997, the date of the Merger. The following discussion and analysis should be read in conjunction with the Unaudited Condensed Financial Statements and notes thereto included herein.

GENERAL

   At September 26, 1997, the Company operated 198 outlet stores and 64 retail stores in 43 states. The outlet stores offer a wide range of first quality, first quality excess, returned and refurbished, and discontinued brand name cosmetics, fragrances and personal care products at discounted prices. The outlet stores are generally located in outlet malls and operate under the names "Prestige Fragrance & Cosmetics," "Colours & Scents," "Visage" and "The Cosmetic Warehouse," with seven stores operated principally for employees of Products Corporation. The retail stores are generally located in strip malls under the name "The Cosmetic Center(R)" located in the greater metropolitan market areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina; and Philadelphia, Pennsylvania and sell approximately 25,000 brand name prestige and mass-merchandised cosmetic products. The Company also has full service salons, offering hair cutting, coloring and styling and manicure services in 59 of these retail stores.

RESULTS OF OPERATIONS

   Net sales for the three months ended September 26, 1997 were $45.4 million, an increase of $25.4 million, or 127%, from the $20.0 million in net sales for the three months ended September 30, 1996. Net sales for the nine months ended September 26, 1997 were $94.7 million, an increase of $45.7 million, or 93.4%, from the $49.0 million in net sales for the nine months ended September 30, 1996. The increases in net sales are primarily attributable to the acquisition of CCI, which contributed approximately $28.2 million and $49.6 in net sales for the three and nine months ended September 26, 1997, respectively, and were partially offset by a decline in PFC comparable store sales primarily due to disruptions experienced in the distribution and warehouse consolidation and in the post - Merger transition and the impact of the UPS strike during August 1997. The Company operated 262 stores at September 26, 1997 and 190 stores at September 30, 1996. Excluding the CCI stores acquired in the Merger, PFC comparable store sales for the three months ended September 26, 1997 declined to $16.1 million from $19.7 million for the three months ended September 30, 1996 and comparable store sales for the nine months ended September 26, 1997 declined to $42.1 million from $47.9 million for the nine months ended September 30, 1996 for the reasons stated above.

   Cost of sales, including buying, occupancy and distribution expenses ("COS"), was $32.3 million (71.1% of net sales) for the three months ended September 26, 1997 compared to $12.8 million (64.1% of net sales) for the three months ended September 30, 1996 and $65.9 million (69.6% of net sales) for the nine months ended September 26, 1997 compared to $32.2 million (65.7% of net sales) for the nine months ended September 30, 1996. COS as a percentage of net sales for the three months and nine months ended September 26, 1997 increased primarily as a result of higher COS in the CCI stores included from the date of the Merger associated with the product mix in such stores.

   Selling, general and administrative ("SG&A") expenses were $13.3 million (29.4% of net sales) for the three months ended September 26, 1997 compared to $6.3 million (31.5% of net sales) for the three months ended September 30, 1996 and $31.7 million (33.5% of net sales) for the nine months ended September 26, 1997 compared to $19.5 million (39.9% of net sales) for the nine months ended September 30, 1996. SG&A expenses as

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


a percentage of net sales decreased in the three months and nine months ended September 26, 1997, primarily due to the benefit of certain synergies achieved as a result of the consolidation of the CCI and PFC operations.

   In the quarter ended June 27, 1997, the Company incurred business consolidation costs of $4.0 million in connection with the consolidation of certain warehouse, distribution and headquarters operations of PFC into the Company.

   Interest expense was $1.1 million for the three months ended September 26, 1997 compared to $0.3 million for the three months ended September 30, 1996 and $2.3 million for the nine months ended September 26, 1997 compared to $0.7 million for the nine months ended September 30, 1996. The increase in interest expense for the 1997 periods is primarily attributable to higher outstanding borrowings as a result of the Cash Election and the repayment of the Former Facility.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used for operating activities was $0.8 million for the nine months ended September 26, 1997 and $4.7 million for the nine months ended September 30, 1996. The decrease in cash used for operating activities resulted primarily from improved working capital management. Net cash used for investing activities was $23.3 million for the nine months ended September 26, 1997 and $2.8 million for the nine months ended September 30, 1996. The increase in cash used for investing activities was due primarily to the Cash Election in connection with the Merger. Net cash provided by financing activities was $24.2 million for the nine months ended September 26, 1997 compared to $6.8 million for the nine months ended September 30, 1996. The increase in cash provided by financing activities in the 1997 period resulted primarily from borrowings under the New Facility to fund the Cash Election and repay the Former Facility.

   On April 25, 1997, pursuant to the Merger Agreement, the Company consummated the merger of PFC, then a wholly owned subsidiary of RCPC, with and into CCI, with the Company surviving the Merger. See Note 3 to the Company's Unaudited Condensed Financial Statements.

   The Company expects that its future cash needs will result primarily from the cash required in connection with the payment of costs and expenses associated with the Merger, costs to integrate the operations of CCI and PFC costs to expand the operations of the Company following the Merger, including store openings and closings, capital expenditures, and debt service on the New Facility. The Company estimates that capital expenditures for the remainder of 1997 will be approximately $1 million. The Company believes that funds available from the New Facility and internally generated funds will provide sufficient cash to meet the Company's cash needs for the next year.

   Pursuant to a Tax Sharing Agreement, each of the subsidiaries of RCPC, including, from the effective date of the Merger, the Company, has agreed to pay to RCPC an amount equal to its liability for federal, state and local income taxes (including estimated taxes), if any. Since the payments to be made by subsidiaries of RCPC, including the Company, to RCPC under the Tax Sharing Agreement will be determined by the amount of taxes that such subsidiaries would otherwise have to pay if they were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit RCPC to the extent RCPC can offset the taxable income generated by such subsidiaries, including the Company, against losses and tax credits generated by RCPC and its other subsidiaries. The Company expects that, as a result of anticipated operating losses, no significant federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement will be made by the Company for 1997.

FORWARD LOOKING STATEMENTS

   This quarterly report on Form 10-Q for the quarter ended September 26, 1997 as well as other public documents of the Company contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward looking statements. Such statements include, without limitation, statements regarding the amount of costs and expenses associated with the

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Merger, costs to integrate the operations of the Company and PFC, costs to expand the operations of the Company, including store openings and closings, the amount of required capital expenditures, expectations as to the Company's cash flows from operations and the pro forma financial information and assumptions contained in Note 3. Readers are urged to consider statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "or "anticipates" to be uncertain and forward looking. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward looking statements made by the Company: the inability to generate sufficient cash flows from operations to fund new store openings, unanticipated costs and expenses associated with the Merger, unanticipated costs or difficulties or delays in integrating the operations of CCI and PFC and expanding the operations of the Company, unanticipated capital expenditures, including costs associated with store openings and closings, actions by competitors that may have greater capital resources than the Company, including combinations within the retail industry and successful new retail store concepts, the lack of viability of the Company's new salon arrangement, the unavailability of product or the loss of suppliers, including secondary source suppliers, general business and economic conditions, and other factors described from time to time in the Company's reports filed with the SEC.

EFFECT OF NEW ACCOUNTING STANDARD

   In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements issued after December 15, 1997. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's reported earnings per share.

                                    PART II

ITEM 2.  CHANGES IN SECURITIES

   The information required with respect to this Item 2 was included in Item 2 of the Company's quarterly report on Form 10-Q for the quarterly period ended March 28, 1997 and, pursuant to the Instruction to Part II of Form 10-Q, an additional report of the information need not be made.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - None

   (b) Reports on Form 8-K for the quarterly period ended September 26, 1997 - None



                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE COSMETIC CENTER, INC.
                                              (Registrant)


Date:   November 5, 1997             By :  /s/  I. HOWARD DIENER
                                         ------------------------
                                     I. HOWARD DIENER
                                     President and Chief Executive Officer


Date:   November 5, 1997             By:    /s/  BRUCE E. STROHL
                                        -----------------------
                                     BRUCE E. STROHL
                                     Senior Vice President - Finance and
                                     Chief Financial Officer