Form 10-K
period 1997-12-27
COSMETIC CENTER INC
filed 1998-03-26
CIK 793520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---                 SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 309-4600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
-------------------------------------------------------------------------------

      CLASS C COMMON STOCK                           NASDAQ NATIONAL MARKET

-------------------------------------------------------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]  NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         AS OF MARCH 2, 1998, 10,015,101 SHARES OF CLASS C COMMON STOCK, PAR VALUE $.01 PER SHARE, AND NO SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE, OR CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S CLASS C COMMON STOCK HELD BY NON-AFFILIATES (USING THE CLOSING MARKET PRICE ON THE NASDAQ NATIONAL MARKET AS OF MARCH 2, 1998) WAS APPROXIMATELY $8,831,000.

ITEM 1. DESCRIPTION OF BUSINESS


BACKGROUND

         The Cosmetic Center, Inc. (the "Company") is an approximately 85% owned subsidiary of Revlon Consumer Products Corporation (together with its subsidiaries, "Products Corporation"), which is a direct wholly owned subsidiary of Revlon, Inc.

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), then a wholly owned subsidiary of Products Corporation, merged with and into The Cosmetic Center, Inc. (prior to the merger, "CCI"), with the Company being the surviving corporation (the "Merger"). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. The historical financial statements and all other financial data included herein of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations and other financial data of both entities.

BUSINESS PRINCIPLES

         The Company's vision is to be "the leading specialty retailer of beauty products." The Company intends to implement its vision and continue to improve its operating performance through its business principles, which the Company has communicated to its employees as follows:

o   Above all else, satisfy our customers' beauty product needs at great value
o   Vendors are our partners
o   Excellence through individual performance
o   Exceptional growth and return on investment
o   A company that communicates

GENERAL

         The Company operates in one segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name cosmetics, fragrances, skincare and treatment, haircare, bath and body, personal care appliances, hosiery, beauty care, and related items (sometimes referred to herein as "Beauty Products") at discounted prices. The Company believes that it offers a distinctive combination of value pricing, breadth and depth of product selection, customer service, strategic store concentration and aggressive marketing. As of December 27, 1997, the Company operated 66 retail stores and 201 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers as well as department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products. The Company purchases its Beauty Products directly from manufacturers and their representatives ("Primary Sources") and from wholesalers and retailers ("Secondary Sources"). All of the Company's stores are currently served by a new 205,000-square foot leased warehouse and distribution center and corporate headquarters located in Columbia, Maryland.

RETAIL STORES

         As of December 27, 1997, the Company operated 66 retail stores under the name "The Cosmetic Center" located in the greater metropolitan areas of Washington, D.C.; Richmond, Virginia; Baltimore, Maryland; Chicago, Illinois; Charlotte/Raleigh/Durham, North Carolina and Philadelphia, Pennsylvania. The retail stores offer a broad selection of approximately 25,000 Beauty Products.

         In addition, as of December 27, 1997, 61 retail stores offered hair salon services for the entire family at moderate prices. Salon services include shampooing, conditioning, haircutting and styling, hair coloring and permanent waving. The salons also sell various professional hair and nail care products. In October 1997, the Company entered into an exclusive agreement to license its salon operations to Creative Hairdressers, Inc. ("Creative Hairdressers"), which operates a chain of over 600 hair salons under the name "Hair Cuttery." During the fourth quarter of 1997, Creative Hairdressers began to operate salons in certain Cosmetic Center stores.

         The Company's retail stores are open every day of the year (except Thanksgiving and Christmas) generally from 10:00 a.m. to 9:00 p.m., Monday through Friday; 10:00 a.m. to 7:00 p.m. on Saturday; and 11:00 a.m. to 6:00 p.m. on Sunday. The salon hours generally are shorter. The retail stores range in size from approximately 5,000 to 10,000 square feet and are designed to provide a combination of full-service and self-service shopping. Merchandise is generally displayed on mirror-backed wall displays, color-coordinated aisle shelving units and in lighted, mirrored showcases in accordance with a detailed, standardized shelving plan. Products are displayed by department, manufacturer and size, which allows departments to expand or contract rapidly in response to changes in customer demand. Store interiors generally include carpeting, color-coordinated custom designed fixtures and recessed and track lighting.

         The Company previously operated a wholesale division, which was sold on October 9, 1997.

OUTLET STORES

         As of December 27, 1997, the Company operated 201 outlet stores located principally in outlet malls in 41 states, primarily under the name "Prestige Fragrance & Cosmetics." The outlet stores primarily sell first quality, first quality excess, returned, refurbished and discontinued Beauty Products. The outlet stores provide a channel for major cosmetic manufacturers to sell these products without competing directly with the retailers that purchase products from these same manufacturers. The Company also operates seven employee stores that sell principally to employees of the Company, Products Corporation and their respective affiliates and are also open to the general public.

         Outlet stores are open every day of the year (except Thanksgiving, Christmas and New Year's Day) generally from 10:00 a.m. to 8:00 p.m., Monday through Friday; 10:00 a.m. to 7:00 p.m. on Saturday; and 11:00 a.m. to 6:00 p.m. on Sunday. The outlet stores average approximately 1,650 square feet in size and provide for both full-service and self-service shopping. Merchandise is generally displayed by manufacturer within product lines. The outlet stores generally have carpeting or ceramic tile flooring, color-coordinated custom designed displays and recessed and track lighting.

INFORMATION SYSTEMS

         The Company's information systems are designed to assist with the Company's management of inventory levels, distribution, purchasing and financial and human resource operations. Expenditures on improvements to the Company's management information systems were approximately $1 million for 1997, and the Company anticipates a similar level of expenditures in 1998.

         The Company has made an evaluation of the steps necessary to address issues related to required changes in its computer systems for the Year 2000. While the Company has determined that it currently has computer systems that require modification to be Year 2000 compliant, many of the modifications are being accomplished as part of the systems improvements referred to above. As to its systems which are not impacted by the improvements referred to above, the Company is identifying those which require modification or replacement to address the Year 2000 issue. Management believes that there is no material risk that the Company will fail to address the Year 2000 issue in a timely manner. Additionally, the Company believes that the Year 2000 issue will not have a material effect on its financial condition.

STORE EXPANSION AND CLOSINGS

         The Company reviews its store locations on an ongoing basis and seeks to open new stores and close underperforming stores to improve performance. In opening new stores, the Company considers general economic and business conditions affecting consumer purchases, the availability of suitable store sites, the ability to obtain leases on favorable terms, the impact of competition from new stores on sales at the Company's existing stores, competitor activity and the availability of capital, among other factors. The Company typically attempts to schedule store closings after the Christmas holiday season and store openings so that stores are in operation during the Christmas holiday season. During the year ended December 27, 1997, the Company opened eleven stores and closed ten stores. New store sites are under consideration, although whether and when any stores will be opened in 1998 depends upon the factors noted above and, among other things, upon the completion of the development of the outlet malls where such stores might be located.

PURCHASING

         The Company generally seeks to purchase merchandise based on the most favorable combination of price, quantity and merchandise selection available and, accordingly, the extent and nature of the Company's purchases from various vendors change constantly in the ordinary course of business. The Company estimates that approximately 71% of the aggregate Beauty Products purchased during fiscal 1997 by PFC prior to the Merger and by the Company subsequent to the Merger were purchased directly from Primary Sources and approximately 29% were purchased from Secondary Sources. The three largest Primary Source vendors (including Products Corporation) accounted for approximately 11%, 9% and 2%, respectively, of total purchases in 1997 by PFC prior to the Merger and by the Company subsequent to the Merger. The largest Secondary Source vendor accounted for approximately 9% of total purchases in 1997 by PFC prior to the Merger and by the Company subsequent to the Merger. For fiscal 1997, PFC's purchases prior to the Merger and the Company's purchases subsequent to the Merger from Products Corporation and its affiliates accounted for approximately 11% of the aggregate of purchases by PFC and the Company, making Products Corporation the largest Primary Source vendor in 1997. In connection with the Merger, the Company entered into a supply agreement with Products Corporation that expires in April 2001 subject to earlier termination under certain conditions. The loss of any of the Company's largest vendors or changes in the terms of any supply agreements could have a material adverse effect on the Company.

         Some of the Beauty Products purchased by the Company from its Secondary Sources may include Beauty Products that were sold originally to department stores and other retailers. From time to time, certain manufacturers have taken actions to prohibit or restrict the resale of such products by department stores and other retailers. Some of the Beauty Products purchased by the Company from its Secondary Sources also may include products subject to copyright, trademark, trade dress or patent rights, either manufactured in foreign countries or manufactured in the United States and sold to foreign distributors. Periodically, litigation and administrative proceedings have been instituted, and federal legislation has been proposed, seeking to halt or restrict the importation of such merchandise. Any of the foregoing prohibitions or restrictions could have a material adverse effect on the Company if the Company were unable to obtain alternative sources for its products on terms at least as favorable as are currently available. In addition, certain manufacturers have not been willing to sell products to retailers who sell merchandise received from Secondary Sources or who offer value pricing.

ADVERTISING

         The Company's retail stores traditionally use newspaper insert advertisements in major metropolitan newspapers in the Company's market areas. The Company may supplement its retail store advertising program with television and newspaper print advertisements. From time to time, the Company has been able to obtain cooperative advertising allowances from some of its vendors. The outlet stores generally advertise by means of in-store flyers, brochures and promotions. To increase store traffic and sales, the Company features advertised items priced substantially below the manufacturers' suggested retail prices.

TRADE NAMES AND SERVICE MARKS

         The Company's retail division uses the trade name and service mark "The Cosmetic Center(R)." The Company has registered "The Cosmetic Center(R)" as a service mark with the United States Patent and Trademark Office and with the State of Maryland. In some states, however, other businesses may use similar names, and the Company's rights to open new stores under the name "The Cosmetic Center" may be limited in such states. The Company uses the slogan "A Beautiful Way to Save(R)" as a service mark in certain of its retail advertising, for which it has obtained registration with the United States Patent and Trademark Office. The Company purchases Beauty Products produced by manufacturers for sale under the Company's "Courtney Brooke(R)" and "Biny o Biny(R)" labels. The Company has obtained federal registration for the "Courtney Brooke(R)" mark and the " Biny o Biny(R)" mark for substantially all goods sold under the "Courtney Brooke(R)" mark and the " Biny o Biny(R)" mark.

         The Company's outlet stores use the trade names and service marks "Prestige Fragrance & Cosmetics," "Colours & Scents(R)," "Visage" and "The Cosmetic Warehouse." The Company has registered the Colours & Scents mark with the United States Patent and Trademark Office.

EMPLOYEES

         At December 27, 1997, the Company had approximately 2,820 employees, of whom 1,369 were full-time and 1,451 were part-time. The Company pays wages and salaries and provides fringe benefits that the Company believes are competitive with those of its competitors in its geographic market areas. The Company also hires a number of temporary employees during the Christmas season. At December 27, 1997, none of the Company's employees were covered by a collective bargaining agreement, and no work stoppages had been experienced. The Company believes that its relationship with its employees is satisfactory.

COMPETITION

         The Company's retail and outlet stores operate in a very competitive environment. The Company's competitors include department stores, drug stores, discount stores, large and small professional hair salon chains, and independently owned salons. Some of these competitors sell cosmetic products and professional hair services at discount prices, and some are part of large national or regional chains that have substantially greater resources and name recognition than the Company. The Company's stores compete on the basis of price, breadth and depth of product selection, customer service, store concentration and marketing.

ITEM 2.  PROPERTIES

STORE PROPERTIES

         The Company's retail stores range in size from approximately 5,000 to 10,000 square feet, with the average store comprising approximately 6,200 square feet, and the Company's outlet stores range in size from approximately 900 to 3,000 square feet, with the average store comprising approximately 1,650 square feet. All of the Company's stores operate under leases with initial terms expiring at varying dates until January 2007. As of December 27, 1997, the average remaining initial term of all retail and outlet store leases was approximately four years. Certain of the leases contain renewal options, with the average renewal term being approximately five years. Substantially all of the Company's leases provide for base rental plus additional rents equal to a percentage of sales above a certain minimum level. Sixteen of the Company's leases terminate during 1998. The Company believes it will be able to negotiate new leases for these properties or lease other space in the vicinity of the current locations upon terms acceptable to the Company.

         The Company's employee stores located in Edison, New Jersey (two employee stores), Irvington, New Jersey, Oxford, North Carolina and Phoenix, Arizona are leased from Products Corporation pursuant to leases with initial terms expiring in April 1998, with the option to renew for nine additional one-year periods. The leases for the Company's employee stores in Apex, North Carolina and New York City were assigned to the Company by a subsidiary of Products Corporation and Products Corporation, respectively, with terms expiring in 2000 and 2012, respectively.

         The following table summarizes the number of stores opened and closed during the last five fiscal years and in operation at the end of each of the last five fiscal years.

                                                        YEAR ENDED
                                       ------------------------------------------------
                                       DEC. 27,  DEC. 31,  DEC. 31,  DEC. 31,  DEC. 31,
                                         1997      1996      1995      1994      1993
                                       --------  --------  --------  --------  --------
Stores opened ........................    79(a)     14        17        42(b)     28
Stores closed ........................    10         5         8         7         1
Stores in operation (at end of period)   267       198       189       180       145

(a) Includes 68 stores operated by CCI acquired in the Merger.
(b) Includes 20 stores acquired in the acquisition of Colours & Scents by PFC.


DISTRIBUTION CENTER AND CORPORATE HEADQUARTERS

         All of the Company's stores are currently served by a new 205,000-square foot warehouse and distribution center and corporate headquarters located in Columbia, Maryland (the "Columbia Facility"), which is leased by the Company pursuant to a lease that expires in May 2007, with a five-year renewal option. All support services for the stores are centralized in the Columbia Facility, including purchasing, data processing, advertising and general administration. The Company's inventory is stored in the Columbia Facility until delivery to stores. The Columbia Facility ships product to the retail stores by Company-leased trucks and to the outlet stores by United Parcel Service ("UPS").

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 27, 1997, Products Corporation beneficially owned 8,479,335 shares of the Company's Class C Common Stock (representing 84.6% of the outstanding shares of Class C Common Stock), and the remaining 1,535,766 shares of the Company's Class C Common Stock were owned by the public. No dividends were declared or paid during fiscal 1997. The terms of the Company's bank facility (the "New Facility") currently restrict the ability of the Company to pay dividends or make distributions to Products Corporation. See the Financial Statements of the Company and the Notes thereto.

         The table below shows the high and low quarterly stock prices for the Company's Class C Common Stock for the fiscal year ended December 27, 1997.

                          1997 QUARTERLY STOCK PRICES (1)
                      ----------------------------------------
                        1ST        2ND        3RD        4TH
                      QUARTER    QUARTER    QUARTER    QUARTER
                      -------    -------    -------    -------
High..............      N/A      $ 5        $ 4 7/16   $ 4 3/8
Low...............      N/A        2 3/8      4          2 3/8

         (1) Represents the closing price per share on the Nasdaq National Market, which is the market on which shares of the Company's Class C Common Stock are listed. The Company's Class C Common Stock was first quoted on April 28, 1997 and commenced trading on April 30, 1997. The symbol for the Company's Class C Common Stock is COSC.


ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data as of December 27, 1997, December 31, 1996, 1995 and 1994 and for the years then ended have been derived from audited financial statements of the Company. The selected financial data as of and for the year ended December 31, 1993 are derived from unaudited financial statements of the Company. In the opinion of the Company's management, the unaudited data reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of such data. The Selected Financial Data should be read in conjunction with the Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               YEAR ENDED
                                                  ----------------------------------------------------------------------
                                                    DEC. 27,       DEC. 31,      DEC. 31,       DEC. 31,       DEC. 31,
                                                      1997           1996          1995           1994           1993
                                                  -----------    -----------   -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA: (a)                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales .....................................   $   159,045    $    77,417   $    72,717    $    62,674    $    54,677
                                                  ===========    ===========   ===========    ===========    ===========
Income (loss) from operations (b) .............   $      (967)   $     1,403   $    (1,827)   $      (689)   $      (600)
                                                  ===========    ===========   ===========    ===========    ===========
Income (loss) from continuing
       operations before income taxes .........        (4,732)           431        (3,964)        (2,018)        (1,514)
Provision for income taxes ....................           115             50            50             25             17
                                                  -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations ......        (4,847)           381        (4,014)        (2,043)        (1,531)
Income (loss) from discontinued operations (c)           --             --          (1,248)           842          1,174
                                                  -----------    -----------   -----------    -----------    -----------
Net income (loss) .............................   $    (4,847)   $       381   $    (5,262)   $    (1,201)   $      (357)
                                                  ===========    ===========   ===========    ===========    ===========

Basic and diluted income (loss) per share:
       Income (loss) from continuing operations   $     (0.51)          0.04         (0.47)         (0.24)         (0.18)
       Loss from discontinued operations ......          --             --           (0.15)          0.10           0.14
                                                  -----------    -----------   -----------    -----------    -----------
       Net income (loss) ......................   $     (0.51)          0.04         (0.62)         (0.14)         (0.04)
                                                  ===========    ===========   ===========    ===========    ===========

Basic and diluted weighted average
       shares outstanding (d) .................     9,514,399      8,479,335     8,479,335      8,479,335      8,479,335
                                                  ===========    ===========   ===========    ===========    ===========

                                                                                   AS OF
                                                  ----------------------------------------------------------------------
                                                    DEC. 27,       DEC. 31,      DEC. 31,       DEC. 31,       DEC. 31,
                                                      1997           1996          1995           1994           1993
                                                  -----------    -----------   -----------    -----------    -----------
BALANCE SHEET DATA:                                                       (DOLLARS IN THOUSANDS)

Working capital................................   $    69,264    $    31,338   $    30,014    $    25,782    $    21,218
Inventory......................................        88,976         31,713        29,171         26,701         22,003
Total assets...................................       118,410         45,621        41,337         40,504         30,372
Due to/ Note payable to Products
  Corporation (e)..............................        13,255         12,315         9,615         21,353         11,681
Long-term debt.................................        38,954             --            --             --             --
Stockholders' equity...........................   $    34,687    $    28,679   $    28,298    $    14,067    $    15,405

   (a) The amounts presented include the results of PFC only through the date of the Merger, and the results of CCI and PFC after the date of the Merger through December 27, 1997.

   (b) As a result of the Merger, the Company incurred business consolidation costs during 1997 of approximately $4.0 million in connection with the consolidation of certain warehouse, distribution and headquarters operations of PFC and CCI.

   (c) On June 30, 1995, PFC adopted a plan to discontinue certain businesses the net assets of which, consisting principally of inventory and a payable to Products Corporation, were subsequently transferred to Products Corporation. Such businesses have been reported as discontinued operations.

   (d) Weighted average shares outstanding is computed assuming that the 8,479,335 shares of Class C Common Stock that Products Corporation received in the Merger were outstanding and owned by Products Corporation for all periods prior to the Merger. Immediately after the Merger, the number of shares of Class C Common Stock outstanding was 10,015,101.

   (e) Prior to April 25, 1997 (the "Merger Date"), PFC's working capital and capital expenditure needs were financed through interest-bearing obligations that were payable by PFC to Products Corporation. In connection with the Merger, amounts due to Products Corporation on the Merger Date were converted into a note payable by the Company bearing interest at 11% per annum.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

         As described in Notes 1 and 2 to the Financial Statements, the Merger has been accounted for as a reverse acquisition pursuant to which PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. As a result, the financial statements of the Company include PFC results of operations only through the Merger Date and CCI and PFC combined results of operations after the Merger Date. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto included herein.

OVERVIEW

         The Company operates in one segment as a specialty retailer primarily engaged in the sale of Beauty Products at discounted prices. At December 27, 1997, the Company operated 201 outlet stores and 66 retail stores in 42 states.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 27, 1997 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1996

         Net sales for the year ended December 27, 1997 were $159.0 million, an increase of $81.6 million, or 105%, from the $77.4 million in net sales for the year ended December 31, 1996. The increase in net sales is primarily attributable to the acquisition of CCI, which contributed approximately $87.6 million in net sales for the year ended December 27, 1997, partially offset by a decline in PFC comparable store sales (sales from stores in operation during all of fiscal 1997 and fiscal 1996) primarily due to disruptions experienced in the distribution and warehouse consolidation and in the post-Merger transition and the impact of the UPS strike during August 1997. The Company operated 267 stores at December 27, 1997 and 198 stores at December 31, 1996. Excluding the CCI stores acquired in the Merger, PFC comparable store sales for the year ended December 27, 1997 declined to $66.8 million from $75.6 million for the year ended December 31, 1996 for the reasons stated above.

         Cost of sales, including buying, occupancy and distribution expenses ("COS"), was $109.9 million (69.0% of net sales) for the year ended December 27, 1997 compared to $49.9 million (64.5% of net sales) for the year ended December 31, 1996. COS as a percentage of net sales for the year ended December 27, 1997 increased primarily as a result of higher COS in the CCI stores included after the Merger Date associated with the product mix in such stores.

         Selling, general and administrative ("SG&A") expenses were $46.1 million (29.0% of net sales) for the year ended December 27, 1997 compared to $26.1 million (33.7% of net sales) for the year ended December 31, 1996. SG&A expenses as a percentage of net sales decreased in the year ended December 27, 1997, primarily due to the benefit of certain synergies achieved as a result of the consolidation of the CCI and PFC operations.

         The Company incurred business consolidation costs of $4.0 million in connection with the consolidation of certain warehouse, distribution and headquarters operations of PFC and CCI during 1997.

         Interest expense was $3.7 million for the year ended December 27, 1997 compared to $1.0 million for the year ended December 31, 1996. The increase in interest expense for 1997 is primarily attributable to higher outstanding borrowings as a result of the cash election in connection with the Merger and the repayment of the

Former Facility, as defined herein, occurring as a result of the Merger. See Notes 2 and 7 to the Financial Statements.

         The provision for income taxes was $0.1 million for each of the years ended December 27, 1997 and December 31, 1996, and for both periods consisted solely of state and local franchise taxes.

FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1995

         Net sales were $77.4 million and $72.7 million for the years ended December 31, 1996 and 1995, respectively, an increase of $4.7 million or 6.5%, primarily as a result of 14 new store openings as well as increased fragrance sales during the Christmas season, offset in part by sales lost due to five store closings in the ordinary course of business. Comparable store sales (sales from stores in operation during all of fiscal 1996 and fiscal 1995) were $68.2 million for each of the years ended December 31, 1996 and 1995.

         As a percentage of net sales, COS was 64.5% for the year ended December 31, 1996, a decrease from 67.6% for the year ended December 31, 1995. COS as a percentage of net sales decreased in the 1996 period as a result of increased sales volume of higher margin products and lower occupancy costs associated with the new stores opened in 1996.

         As a percentage of net sales, SG&A expenses were 33.7% and 34.9% for the years ended December 31, 1996 and 1995, respectively. The decrease resulted primarily from lower payroll and benefit expenses and the elimination of $0.2 million of reserves that were no longer required.

         Interest expense was $1.0 million for the year ended December 31, 1996 and $2.1 million for the year ended December 31, 1995, a decrease of $1.1 million. The decrease was primarily due to lower average outstanding intercompany balances due Products Corporation during the 1996 period compared to balances due Products Corporation during the 1995 period as a result of the capitalization of $24.7 million of intercompany balances by Products Corporation in September 1995, offset in part by increased borrowings in 1996 to finance PFC's capital expenditures.

         The provision for income taxes was $0.1 million for each of the years ended December 31, 1996 and 1995, and for both periods consisted solely of state and local franchise taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used for) operating activities was $0.5 million, $1.3 million and $(4.7) million for 1997, 1996 and 1995, respectively. The decrease in the net cash provided by operating activities for 1997 compared to 1996 resulted primarily from a net loss in 1997 compared to net income in 1996 and an increase in inventory in 1997, partially offset by increased depreciation in 1997. The increase in the net cash provided by operating activities for 1996 compared with net cash used for operating activities in 1995 resulted primarily from net income in 1996 and an increase in accounts payable in 1996.

         Net cash used for investing activities was $23.9 million, $3.9 million and $3.0 million for 1997, 1996 and 1995, respectively. The increase in cash used for investing activities during 1997 was due primarily to the cash election in connection with the Merger. Net cash used for investing activities for each of the periods included capital expenditures for new store fixtures and leasehold improvements at new and existing stores as well as new point-of-sale registers at PFC's outlet stores and enhancements in information systems. Additionally, in 1996 net cash used for investing activities included costs related to the Merger that were deferred.

         In connection with the Merger, on April 25, 1997 the Company entered into a new loan and security agreement (the "New Facility") with the same lender from the Company's previous credit facility (the "Former Facility"). On April 25, 1997, the Company paid the then outstanding balance of $14.0 million on the Former Facility with borrowings under the New Facility. On April 28, 1997, the Company used approximately $21.2 million of borrowings under the New Facility to fund the cash election associated with the Merger. The New Facility, which expires April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the New Facility. Borrowings under the New Facility are collateralized by the Company's accounts receivable and inventory (and proceeds therefrom). Under the New Facility, the Company may borrow at its option at LIBOR plus 2.25% per annum or at the bank's base rate plus 0.5% per annum. The Company also pays a commitment fee equal to one-quarter of one percent per annum on the average daily unused amount of the facility. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period then in effect, and interest on LIBOR rate loans with a maturity of more than three months which is payable every three months. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty (subject to certain exceptions, including refinancing with the same lender) of $700,000 if termination occurs before the first anniversary date and $175,000 if termination occurs after the first anniversary date. The New Facility requires the Company to maintain a minimum adjusted tangible net worth and a minimum interest coverage ratio. The New Facility also contains various restrictive covenants, including, among other things, limitations relating to (i) mergers, consolidations and sales of assets, (ii) distributions and dividends, (iii) transactions that materially and adversely affect the Company's business, properties, prospects or the collateral under the New Facility, (iv) guarantees, (v) incurring debt, (vi) prepaying debt, (vii) transactions with affiliates, (viii) engaging in other lines of business, (ix) liens, (x) sale leasebacks, (xi) creating or acquiring new subsidiaries and
(xii) acquisitions and investments. Certain of these limitations are subject to various exceptions. Additionally, the terms of Products Corporation's debt instruments and those of Products Corporation's indirect parent, REV Holdings Inc., impose restrictions on the ability of Products Corporation and its subsidiaries, including the Company, to incur debt, make acquisitions or investments, sell assets, create liens and consent to restrictions on their ability to pay dividends or make distributions. All of these restrictions are subject to various exceptions.

         In connection with the Merger, the Company issued a promissory note to Products Corporation for $13.3 million, which was the amount due to Products Corporation at the Merger Date with interest payable quarterly at a rate of 11% per annum. The promissory note matures on June 30, 1999. The New Facility prohibits the Company from making payments of principal (but not interest) on the note unless borrowing availability (as defined in the New Facility) exceeds $5.0 million and other than from excess cash flow of the Company (as defined in the New Facility).

         Net cash provided by financing activities was $25.3 million, $2.7 million and $7.8 million for 1997, 1996 and 1995, respectively. The increase in cash provided by financing activities in 1997 resulted primarily from borrowings under the New Facility (see Note 7 to the Financial Statements) to fund the cash election in connection with the Merger and repay the Former Facility. Cash provided by financing activities for 1996 and 1995 consisted principally of financing provided by Products Corporation and certain of its affiliates to PFC for inventory purchases, direct expenses incurred by Products Corporation on behalf of PFC and allocated costs charged to PFC by Products Corporation for services provided, partially offset by net distributions to Products Corporation recorded by PFC in 1995.

         The Company expects that its future cash needs will result primarily from the cash required for working capital and the payment of costs and expenses associated with the Merger, costs to integrate further the operations of CCI and PFC, costs to expand the operations of the Company, including store openings and closings, capital expenditures, and debt service on the New Facility. The Company estimates that capital expenditures for 1998 will be approximately $5 million, including upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, the Company may be required to pay Products Corporation amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state and local tax returns. The Company currently anticipates that no significant federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement will be made by the Company for 1998.

         Based upon the Company's current level of operations and anticipated growth as a result of its business strategy, the Company expects that cash flows from operations and funds from the New Facility will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future. However, there can be no assurance that cash flows from operations and funds from the New Facility will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures and store openings and closings, restructuring indebtedness, selling assets or operations or selling additional common stock. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the New Facility or the Products Corporation or REV Holdings Inc. debt instruments then in effect.

FORWARD LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 27, 1997 as well as other public documents of the Company contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, statements regarding future financial performance, including growth, costs to integrate further the operations of CCI and PFC after the Merger, costs associated with anticipated store openings and closings, costs to expand the operations of the Company, capital expenditures, including information systems upgrades, the cost and timely implementation of the Company's Year 2000 compliance modifications, expectations as to the Company's cash flows from operations and the availability of funds from the New Facility, and the Company's ability to negotiate new store leases upon terms acceptable to the Company. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" or similar expressions, as they relate to the Company or the Company's management, are intended to identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward looking statements made by the Company: (i) the unavailability of sufficient cash flows from operations and from the New Facility to fund the Company's cash requirements, (ii) unanticipated costs or difficulties or delays in integrating further the operations of CCI and PFC after the Merger, (iii) unanticipated costs or difficulties or delays in connection with store openings or closings, (iv) unanticipated costs or difficulties or delays in connection with expanding the operations of the Company, (v) unanticipated capital expenditures, (vi) unanticipated costs or difficulties or delays in implementing the Company's Year 2000 compliance modifications, (vii) actions by competitors that may have greater capital resources than the Company, including combinations within the retail industry and successful new retail store concepts, (viii) the lack of viability of the Company's new salon arrangement,
(ix) the unavailability of product or the loss of suppliers, including Secondary Source suppliers, and (x) general business and economic conditions, as well as other factors described from time to time in the Company's reports filed with the Commission. The Company assumes no responsibility to update forward looking information contained herein.

EFFECT OF NEW ACCOUNTING STANDARD

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," which requires the Company to present certain information about operating segments and related information. The Company believes that SFAS 131 will not materially impact the manner of presentation of its financial statements as currently reported.

SEASONALITY

         The Company's business is seasonal, with the highest sales volume for its stores occurring during the last quarter of the year (October to December).

INFLATION

         In general, costs are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the index on page F-1 of the Financial Statements of the Company and the Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item 9 has been previously reported (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) in the Company's Current Report on Form 8-K dated May 8, 1997 and Form 8-K/A dated May 15, 1997.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         The information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's 1997 Proxy Statement with respect to its 1998 Annual Meeting of Shareholders (to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K) in accordance with General Instruction G(3) to the Annual Report on Form 10-K.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Form 10-K:

         (1) Financial Statements and Independent Auditors' Report included herein:

              See Index on page F-1

         (2)  List of Exhibits:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

3.              CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1 Agreement and Plan of Merger, as amended, by and among the Company, Products Corporation and PFC dated as of November 27, 1996 and amended February 20, 1997 and March 20, 1997. (Incorporated by reference to Annex I to the Company's Proxy Statement/Prospectus dated April 3, 1997 included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 20, 1996, and the amendments thereto filed on January 31, 1997, February 25, 1997, March 24, 1997 and April 3, 1997 (File No. 333-18321)
                (the "Form S-4")).

3.2 Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 7, 1997. (Incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended June 27, 1997 (the "1997 Second Quarter Form 10-Q")).

*3.3            Amended and Restated By-Laws of the Company dated as of April
                25, 1997.

4.              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                INDENTURES.

4.1 Loan and Security Agreement dated as of April 25, 1997 by and among the Company, BankAmerica Business Credit, Inc., as agent, and the lenders that are parties thereto. (Incorporated by reference to Exhibit 5 to the Schedule 13D filed on behalf of Products Corporation and Mafco Holdings Inc. dated May 5, 1997 (the "Schedule 13D")).

10.             MATERIAL CONTRACTS.

10.1 Employment and Non-Competition Agreement dated as of April 25, 1997 between the Company and Mark S. Weinstein. (Incorporated by reference to Exhibit 10 (A) to the 1997 Second Quarter Form 10-Q).

10.2 Employment Agreement dated October 1, 1996 by and between the Company and Allan Goldman. (Incorporated by reference to Exhibit 10(V) to the Form S-4).

10.3 Employment Agreement dated as of April 25, 1997 between the Company and I. Howard Diener. (Incorporated by reference to
                Exhibit 10(F) to the 1997 Second Quarter Form 10-Q).

10.4            Stockholders Agreement by and among Anita J. Weinstein, Mark S.
                Weinstein, Susan K. Magenheim and Products Corporation, dated as of November 27, 1996. (Incorporated by reference to Exhibit 10(S) to the Form S-4).

10.5 Registration Rights Agreement between Products Corporation and the Company dated as of April 25, 1997. (Incorporated by reference to Exhibit 3 to the Schedule 13D).

10.6 Supply Agreement between Products Corporation and the Company dated as of April 25, 1997. (Incorporated by reference to Exhibit 10(C) to the 1997 Second Quarter Form 10-Q).

10.7 Services Agreement between Products Corporation and the Company dated as of April 25, 1997. (Incorporated by reference to Exhibit 10(D) to the 1997 Second Quarter Form 10-Q).

10.8 Lease Agreement by and between the Company and Parcel A-40 Associates, LLC dated as of June 1, 1997 (Incorporated by reference to Exhibit 10(G) to the 1997 Second Quarter Form 10-Q).

10.9 Assignment and Assumption Agreement by and between the Company as Assignor and GPA Associates, LLC as Assignee dated as of June 15, 1997. (Incorporated by reference to Exhibit 10(H) to the 1997 Second Quarter Form 10-Q).

10.10 Form of Lease to be entered into between Products Corporation and the Company with respect to employee stores. (Incorporated by reference to Exhibit 10(P) to the Form S-4).

10.11 Form of Sublease to be entered into between Products Corporation and the Company with respect to the New York City employee store. (Incorporated by reference to Exhibit 10(Q) to the Form S-4).

10.12 Tax Sharing Agreement, dated as of June 24, 1992, among Mafco Holdings Inc., Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (the "Tax Sharing Agreement"). (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Revlon, Inc. Form S-1 filed with the Securities and Exchange Commission on June 29, 1992 (File No. l 33-47100)).

10.13 First Amendment, dated as of February 28, 1995, to the Tax Sharing Agreement. (Incorporated by reference to Exhibit 10.5 to Products Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Second Amendment, dated as of January 1, 1997, to the Tax Sharing Agreement. (Incorporated by reference to Exhibit 10.7 to Revlon, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

10.15 Agreement by the Company dated April 25, 1997 to be bound by the Tax Sharing Agreement. (Incorporated by reference to Exhibit 10.8 to Revlon, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

*10.16 The Cosmetic Center, Inc. Amended and Restated Employee Retirement Plan effective as of April 25, 1997.

*10.17 The Cosmetic Center, Inc. Executive Deferred Compensation Plan effective January 1, 1998.

10.18           The Cosmetic Center, Inc. 1991 Stock Option Plan, as amended.
                (Incorporated by reference to Exhibit 10(H) to Amendment No. 1 to the Company's Registration Statement on Form S-l filed with the Securities and Exchange Commission on March 2, 1992 (File No. 33-46094)).

10.19 The Cosmetic Center, Inc. 1997 Stock Option Plan. (Incorporated by reference to Annex IV to the Company's Proxy
                Statement/Prospectus dated April 3, 1997 included in the Form S-4).

24.             POWERS OF ATTORNEY.

*24.1           Power of Attorney of Jerry W. Levin

*24.2           Power of Attorney of David N. Dinkins

*24.3           Power of Attorney of Donald G. Drapkin

*24.4           Power of Attorney of George Fellows

*24.5           Power of Attorney of William J. Fox

*24.6           Power of Attorney of Richard Halperin

*24.7           Power of Attorney of Wade H. Nichols

*24.8           Power of Attorney of Harvey Rosenthal

--------------------
* Filed herewith.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated May 8, 1997 and an amended report on Form 8-K/A dated May 15, 1997 with respect to Item 1, Changes in Control of Registrant; Item 2, Acquisition or Disposition of Assets; Item 4, Changes in Registrant's Certifying Accountant; Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 8, Change in Fiscal Year. The Company did not file any financial statements or pro forma financial information with the Form 8-K or Form 8-K/A since all relevant information had previously been filed in the Company's Registration Statement on Form S-4 filed with the Commission under the Securities Act of 1933, as amended, on December 20, 1996, and the amendments thereto filed on January 31, 1997, February 25, 1997, March 24, 1997 and April 3, 1997. The Company also filed a report on Form 8-K dated December 17, 1997 with respect to Item 8, Change in Fiscal Year.

                           THE COSMETIC CENTER, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Report...............................................F-2

AUDITED FINANCIAL STATEMENTS:

    Balance Sheets as of December 27, 1997 and December 31, 1996...........F-3
    Statements of Operations for the years ended December 27, 1997,
      December 31, 1996 and December 31, 1995..............................F-4
    Statements of Stockholders' Equity for the years ended
      December 27, 1997, December 31, 1996 and December 31, 1995...........F-5
    Statements of Cash Flows for the years ended December 27, 1997,
      December 31, 1996 and December 31, 1995..............................F-6
    Notes to Financial Statements..........................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Cosmetic Center, Inc.:

We have audited the accompanying balance sheets of The Cosmetic Center, Inc. as of December 27, 1997 and December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 27, 1997, December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cosmetic Center, Inc. as of December 27, 1997 and December 31, 1996 and the results of its operations and its cash flows for the years ended December 27, 1997, December 31, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.


                                            KPMG PEAT MARWICK LLP

Washington, D.C.
January 20, 1998

                           THE COSMETIC CENTER, INC.
                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                       DECEMBER 27,  DECEMBER 31,
                                                                           1997          1996
                                                                       ------------  ------------
Current assets:
   Cash ..............................................................   $   5,359    $   3,479
   Accounts receivable, net ..........................................       1,320         --
   Inventories .......................................................      88,976       31,713
   Deferred tax assets ...............................................       2,879         --
   Prepaid expenses and other ........................................         179          773
                                                                         ---------    ---------
      Total current assets ...........................................      98,713       35,965
Property and equipment, net ..........................................      14,172        7,616
Other assets .........................................................       1,031          589
Intangible assets related to businesses aquired, net .................       4,494        1,451
                                                                         ---------    ---------
      Total assets ...................................................   $ 118,410    $  45,621
                                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................   $  17,234    $   2,242
   Accrued expenses and other ........................................       9,715        2,385
   Due to Products Corporation .......................................       2,500         --
                                                                         ---------    ---------
      Total current liabilities ......................................      29,449        4,627
Note payable - Products Corporation ..................................      13,255         --
Due to Products Corporation, non-current .............................        --         12,315
Long-term debt .......................................................      38,954         --
Other long-term liabilities ..........................................       2,065         --

Stockholders' equity:
   Common stock, $1.00 par value; 1,000 shares authorized;
     1 share issued and outstanding prior to the Merger ..............        --           --
   Class A common stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding ....................        --           --
   Class B common stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding ....................        --           --
   Class C common stock, $.01 par value; 40,000,000 shares
     authorized; 10,015,101 shares issued and outstanding in 1997 ....         100         --
   Additional paid in capital ........................................      39,291       28,536
   Retained earnings (Accumulated deficit) ...........................      (4,704)         143
                                                                         ---------    ---------
      Total stockholders' equity .....................................      34,687       28,679
                                                                         ---------    ---------
      Total liabilities and stockholders' equity .....................   $ 118,410    $  45,621
                                                                         =========    =========

                       See Notes to Financial Statements

                           THE COSMETIC CENTER, INC.
                            STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              YEAR ENDED
                                                               -----------------------------------------
                                                               DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
                                                                   1997          1996            1995
                                                               -----------    -----------    -----------
Net sales ..................................................   $   159,045    $    77,417    $    72,717
                                                               -----------    -----------    -----------
Cost of sales, including buying, occupancy and distribution        109,891         49,897         49,176
Selling, general and administrative expenses ...............        46,121         26,117         25,368
Business consolidation costs ...............................         4,000           --             --
                                                               -----------    -----------    -----------
Operating expenses .........................................       160,012         76,014         74,544
                                                               -----------    -----------    -----------

Income (loss) from operations ..............................          (967)         1,403         (1,827)
Interest expense ...........................................        (3,722)          (972)        (2,137)
Other expense, net .........................................           (43)          --             --
                                                               -----------    -----------    -----------
Income (loss) from continuing operations before income taxes        (4,732)           431         (3,964)
Provision for income taxes .................................           115             50             50
                                                               -----------    -----------    -----------
Income (loss) from continuing operations ...................        (4,847)           381         (4,014)
                                                               -----------    -----------    -----------
Discontinued operations:
          Loss from discontinued operations ................          --             --             (351)
          Loss on disposal .................................          --             --             (897)
                                                               -----------    -----------    -----------
Loss from discontinued operations ..........................          --             --           (1,248)
                                                               -----------    -----------    -----------

Net income (loss) ..........................................   $    (4,847)   $       381    $    (5,262)
                                                               ===========    ===========    ===========

Basic and diluted income (loss) per common share
          Income (loss) from continuing operations .........   $     (0.51)        $.0.04    $     (0.47)
          Loss from discontinued operations ................          --             --            (0.15)
                                                               -----------    -----------    -----------
          Net income (loss) ................................   $     (0.51)   $      0.04    $     (0.62)
                                                               ===========    ===========    ===========
Basic and diluted weighted average
          common shares outstanding ........................     9,514,399      8,479,335      8,479,335
                                                               ===========    ===========    ===========

                       See Notes to Financial Statements.

                           THE COSMETIC CENTER, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                 Retained
                                                                  Additional     earnings        Total
                                                        Common     paid-in     (accumulated   stockholders'
                                                         Stock     capital       deficit)        equity
                                                       --------   ----------   ------------   -------------
Balance at January 1, 1995 .........................   $   --     $  9,043      $  5,024        $ 14,067
        Net loss ...................................       --         --          (5,262)         (5,262)
        Net distributions to Products Corporation ..       --       (5,194)         --            (5,194)
        Capitalization of indebtedness by parent (a)       --       24,687          --            24,687
                                                       --------   ----------   ------------   -------------

Balance at December 31, 1995 .......................       --       28,536          (238)         28,298
        Net income .................................       --         --             381             381
                                                       --------   ----------   ------------   -------------
Balance at December 31, 1996 .......................       --       28,536           143          28,679
        Net loss ...................................       --         --          (4,847)         (4,847)
        Aquisition of business (b) .................        100     10,755          --            10,855
                                                       --------   ----------   ------------   -------------

Balance at December 27, 1997 .......................   $    100   $ 39,291      $ (4,704)       $ 34,687
                                                       ========   ==========   ============   =============

(a) Represents capitalized intercompany receivables due to Products Corporation. See Note 3.
(b) Represents the merger of Prestige Fragrance & Cosmetics, Inc. with and into The Cosmetic Center, Inc. See Note 2.

                      See Notes to Financial Statements.

                           THE COSMETIC CENTER, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                    YEAR ENDED
                                                                                     ------------------------------------------
                                                                                     DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1997           1996           1995
                                                                                     ------------   ------------   ------------
 Net income (loss) ...............................................................     $ (4,847)       $    381      $ (5,262)
 Adjustments to reconcile net income (loss) to
            net cash provided by (used for) operating activities:
          Depreciation and amortization ..........................................        4,122           2,177         1,996
          Change in assets and liabilities, net of aquired assets and liabilities:
                  Increase in accounts receivable, net ...........................         (293)           --            --
                  Increase in inventories ........................................       (5,243)         (2,542)       (2,470)
                  Decrease (increase) in prepaid expenses and other current assets        1,852              73           (51)
                  Decrease in net assets from discontinued operations ............         --              --           2,735
                  Decrease in other assets .......................................          134            --            --
                  Increase (decrease) in accounts payable ........................        3,654           1,366        (1,939)
                  (Decrease) increase in accrued expenses and other ..............       (1,440)           (163)          279
                  Increase in due to Products Corporation - current ..............        2,500            --            --
                  Other ..........................................................           52            --            --
                                                                                       --------        --------      --------
 Net cash provided by (used for) operating activities ............................          491           1,292        (4,712)
                                                                                       --------        --------      --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ............................................................       (4,061)         (3,345)       (2,992)
 Acquisition of business, net of cash acquired ...................................      (19,883)           --            --
 Deferred acquisition costs.......................................................          --             (589)         --
                                                                                       --------        --------      --------
 Net cash used for investing activities ..........................................      (23,944)         (3,934)       (2,992)
                                                                                       --------        --------      --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt..........................................       65,690            --            --
Repayment of long-term debt.......................................................      (41,297)           --            --
Increase in due to Products Corporation - non-current, net .......................          940           2,700        12,949
Net distributions to Products Corporation ........................................         --              --          (5,194)
                                                                                       --------        --------      --------
Net cash provided by financing activities ........................................       25,333           2,700         7,755
                                                                                       --------        --------      --------

 Net increase in cash ............................................................        1,880              58            51
 Cash at beginning of period .....................................................        3,479           3,421         3,370
                                                                                       --------        --------      --------

 Cash at end of period ...........................................................     $  5,359        $  3,479      $  3,421
                                                                                       ========        ========      ========

 Supplemental schedule of cash flow information: Cash paid during the period for:
                  Interest .......................................................     $  2,608            --            --
                  Income taxes, net of refunds ...................................          (71)           --            --

                       See Notes to Financial Statements.

                           THE COSMETIC CENTER, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

    The Cosmetic Center, Inc. (the "Company") is an approximately 85% owned subsidiary of Revlon Consumer Products Corporation (together with its subsidiaries, "Products Corporation"), which is a direct wholly owned subsidiary of Revlon, Inc. As of December 27, 1997, the Company operated 66 retail stores and 201 outlet stores in 42 states that are primarily engaged in the sale of a wide range of brand name cosmetics, fragrances, skincare and treatment, haircare, bath and body, personal care appliances, hosiery, beauty care and related items (sometimes referred to herein as "Beauty Products") at discounted prices.

    On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), then a wholly owned subsidiary of Products Corporation, merged with and into The Cosmetic Center, Inc. (prior to the merger, "CCI"), with the Company being the surviving corporation (the "Merger"). The Merger was accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. The historical financial statements of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations of both entities. See Note 2.

    In 1997, the Company changed its fiscal year end to the Saturday closest to December 31. Prior to the change, the Company's fiscal year ended on December
31. The fiscal period ended December 27, 1997 was a 52-week period.

MERCHANDISE INVENTORIES:

    The Company's inventories, consisting of finished goods, are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Distribution, buying and occupancy costs are included in cost of sales.

RENTAL EXPENSES:

    Certain store leases provide for minimum rentals plus additional rentals computed as a percentage of net sales in excess of amounts specified in the applicable lease as minimum rentals. The Company accrues percentage rent expense during interim periods based on actual net sales in excess of the prorated annual amounts specified in the related lease.

PROPERTY AND EQUIPMENT:

    Machinery, office furniture and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets, which is generally five years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. The estimated useful lives for leasehold improvements is generally five years. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. Capital leases are amortized on a straight-line basis over the shorter of the terms of the respective leases or the useful life of the asset.

ADVERTISING COSTS:

    The Company expenses advertising costs as incurred.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

    Intangible assets consist of goodwill as a result of the Merger (see Note
2) of $3,280 (net of accumulated amortization of $54), as of December 27, 1997, and goodwill related to the acquisition in July 1994 of the assets and liabilities assumed of Colours & Scents, Inc. of approximately $1,393 (net of accumulated amortization of $125 and $87 as of December 27, 1997 and December 31, 1996, respectively). Total goodwill amortization expense was $92, $38 and $38 for 1997, 1996 and 1995, respectively. These assets are being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its business plans.

REVENUE RECOGNITION:

    The Company recognizes revenue upon sale of its products at its stores.

INCOME TAXES:

    Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

    The Company is included in the affiliated group of which Mafco Holdings Inc. ("Mafco Holdings") is the common parent, and the Company's federal taxable income and loss will be included in such group's tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. On June 24, 1992, Revlon Holdings Inc. ("Holdings"), Revlon, Inc., Products Corporation and certain of its subsidiaries, including PFC, and Mafco Holdings entered into a tax sharing agreement, which is described in Note 9. As a result of the Merger, the Company became a party to the tax sharing agreement. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns.

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standard with retroactive effect beginning in 1997. The adoption of SFAS No. 128 did not have a material impact on the Company's reported earnings per share.

    Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options represent the only dilutive potential common stock outstanding. The amounts of income (loss) and number of shares used in the calculations of diluted and basic income (loss) per common share were the same for all years presented. Weighted average shares outstanding is computed assuming that the 8,479,335 shares of the Company's Class C Common Stock that Products Corporation received were outstanding and owned by Products Corporation for all periods prior to the Merger. Immediately after the Merger, the number of shares of the Company's Class C Common Stock outstanding was 10,015,101.

STOCK-BASED COMPENSATION:

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles

Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 11.

CONCENTRATION OF RISK:

    The Company's financial instruments that are exposed to concentration of credit risk consist of cash, checks and accounts receivable. The Company's cash is deposited with major banks and financial institutions. The Company's accounts receivable result primarily from advertising rebates and construction allowances. The Company believes that its exposure resulting from concentration of credit risk is limited.

    The Company purchased Beauty Products from Products Corporation amounting to $10,556, $12,946 and $13,468 for 1997, 1996 and 1995, respectively. The loss of Products Corporation as a supplier could have a material adverse effect on the Company's business if it were unable to secure alternative sources of similar products.

PRE-OPENING EXPENSES:

    Costs related to new store openings are expensed as incurred and are included in selling, general and administrative expenses.

FINANCIAL INSTRUMENTS:

    The Company's principal financial instruments consist of cash, accounts payable, a note payable to Products Corporation and long-term debt. The Company believes that the carrying values of these financial instruments approximate fair value.

USE OF ESTIMATES:

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

2.  THE MERGER

    On April 25, 1997, pursuant to the Agreement and Plan of Merger among CCI, Products Corporation and PFC dated as of November 27, 1996 and amended as of February 20, 1997 and March 20, 1997 (the "Merger Agreement"), the Company consummated the Merger of PFC with and into CCI, with the Company being the surviving corporation. Pursuant to the Merger, Products Corporation received 8,479,335 shares of the Company's newly issued Class C Common Stock, par value $.01 per share (the "Class C Common Stock"), the only class of the Company's stock outstanding after the Merger. As a result of the Merger, CCI's stockholders were entitled to receive, for each share of Class A Common Stock or Class B Common Stock held, one share of newly issued Class C Common Stock or, at each stockholder's election and subject to the limitation discussed below, $7.63 in cash (the "Cash Election"). Holders of options to purchase CCI's Class A Common Stock or Class B Common Stock with an exercise price of less than $7.63 were entitled to receive for each such option they held, an equivalent option to purchase Class C Common Stock or, at each such optionholder's election and subject to the limitation discussed below, cash equal to the difference between $7.63 and the exercise price per share of such options. The right of stockholders and optionholders to receive cash was limited to an aggregate of 2,829,065 shares and options for shares. Holders of 3,688,440 shares of Class A Common Stock and Class B Common Stock in the aggregate and 86,500 options exercised their Cash Election so that after proration, 2,764,116 shares of Class A Common Stock and Class B Common Stock in the aggregate were accepted for Cash Election. The number of shares of Class C Common Stock owned by Products Corporation after the Merger constitutes approximately 85% of the outstanding Class C Common Stock after giving effect to the Cash Election.

    The Merger was accounted for as a reverse acquisition using the purchase method of accounting with Products Corporation effectively acquiring approximately 85% of CCI for a purchase price of approximately $27,905. This amount was allocated to the assets of CCI acquired and liabilities of CCI assumed, to the extent of Products Corporation's ownership interest, based upon their estimated fair values. A total of $3,280, representing the excess of acquisition cost over estimated fair value of CCI's net tangible assets, has been allocated to goodwill and is being amortized over 40 years. The purchase price has been allocated to CCI's assets and liabilities as follows:

Inventory                                  $ 52,020
Property and equipment, net                   6,244
Goodwill                                      3,280
Accounts payable and accrued liabilities    (22,500)
Long-term debt                              (14,152)
Other, net                                    3,013
                                           --------
Purchase price                             $ 27,905
                                           ========

    As a result of the Merger, the Company incurred costs of approximately $6,800, which were included in the purchase price of CCI. These costs primarily related to direct costs of the acquisition, closing certain CCI stores and severance benefits for certain CCI employees. As of December 27, 1997, approximately $3,600 related to these amounts is included in accrued liabilities and other long-term liabilities.


UNAUDITED PRO FORMA RESULTS OF OPERATIONS

    The Company's results of operations incorporate CCI's results of operations commencing after the effective date of the Merger. The unaudited summary pro forma information below combines the actual results of each of CCI and PFC for the period from January 1, 1996 to the effective date of the Merger and the actual results of the Company from the effective date of the Merger through December 27, 1997, and, for the period from January 1, 1996 to the effective date of the Merger, reflects the increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Merger and the Cash Election that would have been incurred had the Merger and the Cash Election occurred on January 1, 1996. The unaudited summary pro forma information is not necessarily indicative of the results of operations of the Company had the Merger and the Cash Election occurred at January 1, 1996, nor is it necessarily indicative of future results.

                                                       YEAR ENDED
                                              ---------------------------
                                              DECEMBER 27,   DECEMBER 31,
                                                  1997           1996
                                              ------------   ------------
Net sales                                       $ 194,687      $ 211,212
Income (loss) from operations                         980         (4,936)
Net loss                                        $  (3,959)     $  (8,931)
                                                =========      =========
Basic and diluted net loss per common share     $   (0.40)     $   (0.89)
                                                =========      =========

    As a result of the Merger, the Company incurred business consolidation costs of approximately $4,000 in connection with the consolidation of certain warehouse, distribution and headquarters operations of PFC into the Company. The unaudited pro forma results above exclude the effect of the $4,000 of business consolidation costs. As of December 27, 1997, the balance of the business consolidation liability was approximately $487, which consisted of $428 in accrued expenses and $59 in other long-term liabilities.

3.  ADDITIONAL PAID-IN CAPITAL

    During 1995, Products Corporation capitalized intercompany receivables from the Company in the amount of $24,687. The Company recorded the capital infusion as additional paid-in capital and reduced the Due to Products Corporation correspondingly.

4.  DISCONTINUED OPERATIONS

    On June 30, 1995, the Company adopted a plan to discontinue the wig kiosk and warehouse sales businesses. The net assets of the warehouse sales business were transferred to Products Corporation on December 31, 1995. A substantial portion of the wig kiosk business was shut down and the net liability was transferred to another subsidiary of Products Corporation on December 31, 1995. The transfer of the businesses resulted in an estimated loss of $897 on the disposal of certain assets of the wig kiosk business and estimated losses from operations for the six months through the date of transfer. Accordingly, the wig kiosk and warehouse sales businesses have been reported as discontinued operations. Net assets of the discontinued operations consisted primarily of inventory and a payable to Products Corporation.

5.  PROPERTY AND EQUIPMENT, NET

                                DECEMBER 27,   DECEMBER 31,
                                    1997           1996
                                ------------   ------------
Machinery and equipment           $  5,034      $  2,545
Office furniture and fixtures       11,605         7,056
Leasehold improvements               7,365         4,411
Construction-in-progress              --             362
                                  --------      --------
                                    24,004        14,374
Accumulated depreciation            (9,832)       (6,758)
                                  ========      ========
                                  $ 14,172      $  7,616
                                  ========      ========

    Depreciation and amortization expense for the years ended December 27, 1997, December 31, 1996 and 1995 was $4,012, $2,138 and $1,958, respectively.

6.  ACCRUED EXPENSES AND OTHER

                                          DECEMBER 27,    DECEMBER 31,
                                              1997            1996
                                          ------------    ------------
Taxes, other than federal income taxes ..    $1,951           $  995
Compensation and related benefits .......     3,096              353
Business consolidation costs ............       428               --
Advertising costs .......................       889               --
Interest ................................       237               --
Income taxes ............................       321               --
Rent ....................................     1,372              419
Other ...................................     1,421              618
                                             ------           ------
                                             $9,715           $2,385
                                             ======           ======

7.  LONG-TERM DEBT

    In connection with the Merger, on April 25, 1997 the Company entered into a loan and security agreement (the "New Facility") and paid the then outstanding balance of $14,152 on the previous credit facility of CCI (the

"Former Facility") with borrowings under the New Facility. On April 28, 1997, the Company used approximately $21,238 of borrowings under the New Facility to fund the Cash Election associated with the Merger. The New Facility, which expires on April 30, 1999, provides up to $70,000 of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the New Facility. As of December 27, 1997, $38,954 was outstanding and an additional $13,893 was available for borrowing under the New Facility. Availability under the New Facility varies with the borrowing base. Borrowings under the New Facility are collateralized by the Company's accounts receivable and inventory (and proceeds therefrom). Under the New Facility, the Company may borrow at its option at LIBOR plus 2.25% per annum or at the bank's prime rate plus 0.5% per annum. The Company also pays a commitment fee equal to one-quarter of one percent per annum on the average daily unused amount of the facility. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period then in effect and interest on LIBOR rate loans with a maturity of more than three months, which is payable every three months. If the Company terminates the New Facility, the Company is obligated to pay a prepayment penalty (subject to certain exceptions, including refinancing with the same lender) of $700 if the termination occurs before the first anniversary date of the New Facility and $175 if the termination occurs after the first anniversary date. The New Facility requires the Company to maintain a minimum tangible net worth and a minimum interest coverage ratio. The New Facility also contains various restrictive covenants including among other things limitations relating to (i) mergers, consolidations and sales of assets, (ii) distributions and dividends, (iii) transactions that materially and adversely affect the Company's business, properties, prospects or the collateral under the New Facility, (iv) guarantees, (v) incurring debt, (vi) prepaying debt, (vii) transactions with affiliates, (viii) engaging in other lines of business, (ix) liens, (x) sale leasebacks, (xi) creating or acquiring new subsidiaries and
(xii) acquisitions and investments. Certain of these limitations are subject to various exceptions. The weighted average interest rate on the New Facility was 8.12% as of December 27, 1997. Additionally, the terms of Products Corporation's debt instruments and those of Products Corporation's indirect parent, REV Holdings Inc., impose restrictions on the ability of Products Corporation and its subsidiaries, including the Company, to incur debt, make acquisitions or investments, sell assets, create liens and consent to restrictions on their ability to pay dividends or make distributions. All of these restrictions are subject to various exceptions.

8. NOTE PAYABLE - PRODUCTS CORPORATION

    In connection with the Merger, the Company issued a promissory note, dated April 25, 1997, to Products Corporation for $13,255, which was the amount due to Products Corporation at the Merger Date, with interest payable quarterly at a rate of 11% per annum. The promissory note matures on June 30, 1999. The New Facility prohibits the Company from making payments of principal (but not interest) on the note unless borrowing availability (as defined in the New Facility) exceeds $5,000 and other than from excess cash flow of the Company (as defined in the New Facility). As of December 27, 1997 and December 31, 1996, the Company had an outstanding obligation due to Products Corporation of $13,255 and $12,315, respectively. Prior to the Merger, PFC's working capital and capital expenditure needs were satisfied through interest-bearing obligations that were payable by the Company to Products Corporation. The weighted average interest rate on the outstanding balances due to Products Corporation for the years ended December 27, 1997 and December 31, 1996 and 1995 was approximately 10%, respectively.

9.  INCOME TAXES

    Products Corporation and the Company are, for federal income tax purposes, included in the affiliated group of which Mafco Holdings is the common parent. As a result, Products Corporation's and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Mafco Holdings. Products Corporation and the Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries.

    In June 1992, Mafco Holdings, Holdings, Revlon Inc., Products Corporation and certain of Products Corporation's subsidiaries, including PFC, entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing
Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products

Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. On April 25, 1997, the Company became a party to the Tax Sharing Agreement. Revlon, Inc. has agreed to pay Products Corporation its share of any payment received by Revlon, Inc. from Mafco Holdings under the Tax Sharing Agreement and Products Corporation has agreed to pay to each of its subsidiaries, including the Company, its share of any payment received by Products Corporation from Revlon, Inc. under the Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Mafco Holdings, amounts equal to the taxes that such corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the Products Corporation credit agreement from making tax sharing payments to Revlon, Inc. The Products Corporation credit agreement currently prohibits Products Corporation from making tax sharing payments other than in respect of state and local income taxes.

    Pursuant to the Tax Sharing Agreement, each of the subsidiaries of Products Corporation, including the Company, has agreed to pay to Products Corporation an amount equal to its liability for federal, state and local income taxes (including estimated taxes), if any, calculated as if it were filing separate returns. Since the payments to be made by subsidiaries of Products Corporation, including the Company, to Products Corporation under the Tax Sharing Agreement will be determined by the amount of taxes that such subsidiaries would otherwise have to pay if they were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Products Corporation to the extent Products Corporation can offset the taxable income generated by such subsidiaries, including the Company, against losses and tax credits generated by Products Corporation and its other subsidiaries. There were no payments in respect of federal taxes by the Company to Products Corporation pursuant to the Tax Sharing Agreement for 1997, 1996 or 1995.

    A reconciliation of the actual tax expense to the expected tax provision (computed by applying the federal corporate income tax rate of 35% to earnings before income taxes) follows:

                                                               YEAR ENDED
                                                ------------------------------------------
                                                DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
                                                    1997           1996           1995
                                                ------------   ------------   ------------
Expected federal income tax provision
          (benefit) at the statuatory rate ..     $(1,656)       $   151        $(1,387)
Change in valuation allowance ...............       1,651           (132)         1,380
State and local taxes, net of federal benefit         115             33             33
Other .......................................           5             (2)            24
                                                  -------        -------        -------
                                                  $   115        $    50        $    50
                                                  =======        =======        =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27, 1997 and December 31, 1996 are presented below:

                                                                    DECEMBER 27,   DECEMBER 31,
                                                                        1997           1996
                                                                    ------------   ------------
Deferred tax assets:
          Inventories ............................................     $  1,399      $    747
          Net operating loss carryforwards .......................       15,176         9,594
          Business consolidation costs and Merger related accruals        1,405            --
          Employee benefits ......................................          324            --
          Other ..................................................          381           943
                                                                       --------      --------
                  Total gross deferred tax assets ................       18,685        11,284
                  Less valuation allowance .......................      (14,637)      (11,027)
                                                                       --------      --------
                  Net deferred tax assets ........................        4,048           257
Deferred tax liabilities:
          Plant, equipment and other assets ......................         (826)         (257)
                                                                       --------      --------
                  Total gross deferred tax liabilities ...........         (826)         (257)
                                                                       ========      ========
Net deferred tax asset ...........................................     $  3,222      $     --
                                                                       ========      ========

    The valuation allowance for deferred tax assets at January 1, 1996 was $10,987. The valuation allowance increased by $40 during the year ended December 31, 1996 and increased by $3,610 during the year ended December 27, 1997, primarily as a result of the increase in deferred tax assets as a result of the Merger. As of December 27, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $43,400 which expire between 2007 and 2012. If during such period the Company ceased to be part of the Mafco Holdings consolidated or combined group, certain of these tax loss carryforwards could become unavailable to the Company under certain circumstances.

10.  EMPLOYEE BENEFIT - RETIREMENT PLAN

    The Company's Employee Retirement Plan (the "Retirement Plan") is a defined contribution plan which covers all eligible employees. The Retirement Plan provides that participants may elect to contribute a portion of their compensation (between 1% and 16% of salary) on a pre-tax basis, and the Company, on a discretionary basis, may match a portion of such employee contributions. There were no Company contributions for fiscal year 1997. See
Note 12, Related Party Transactions - Employee Benefits.

11.  STOCK COMPENSATION PLAN

    At December 27, 1997, the Company had a stock-based compensation plan (the "1997 Stock Plan") which is described below. Prior to the Merger, PFC did not have a stock-based compensation plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1997 Stock Plan. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Company's 1997 Stock Plan been determined consistent with SFAS No. 123, the Company's net (loss) and net (loss) per share for 1997 of ($4,847) and ($0.51), respectively, would have been increased to the pro forma amounts of ($5,097) and ($0.54), respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

    Under the 1997 Stock Plan, the Company may grant options to employees to purchase up to an aggregate of one million shares of Class C Common Stock. Unless otherwise provided in the applicable option grant, non-qualified options granted under the 1997 Stock Plan have a term of 10 years during which the holder can purchase shares of Class C Common Stock at an exercise price which must be not less than the market price on the date of the grant. Options granted in 1997 will vest 25% each year beginning on the first anniversary of the date of grant and will become 100% vested on the fourth anniversary of the date of grant except for options granted to the president and chief executive officer of the Company, which will vest 100% on the third anniversary of the date of grant (except that upon termination of employment by the Company other than for "cause" under his employment agreement, such options will vest with respect to 25% of the shares (if termination is between the first and second anniversaries of the grant date) and 50% of the shares (if termination is between the second and third anniversaries of the grant date)), and options granted to the chairman of the board of the Company, 50% of which vested on the date of grant and 50% of which will vest on the first anniversary of the date of grant.

    CCI had a former stock option plan (the "1991 Stock Plan"). Pursuant to the Merger Agreement, each option to purchase CCI's Class A and Class B Common Stock outstanding under the 1991 Stock Plan on the date of the Merger vested and became exercisable for the same number of shares of Class C Common Stock with the same exercise price and expiration date as was applicable to such option immediately prior to the Merger. Holders of options with an exercise price of less than $7.63 per share were able to elect, in lieu of retaining such stock option, to participate in the Cash Election and receive in cancellation thereof cash in an amount equal to the difference between $7.63 and the exercise price of such option; provided, however, that the Cash Election was subject to the limitation that not more than 2,829,065 shares of Class A and Class B Common Stock and options with an exercise price of less than $7.63 per share were exchangeable for cash pursuant to the Cash Election (with each stockholder's and optionholder's Cash Election being reduced pro rata to the extent that the Cash Election was made for an aggregate number of shares and options exceeding such amount). In April 1997, the Company's Board of Directors amended the 1991 Stock Plan to provide that no further grants of options would be made under the 1991 Stock Plan.

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in 1997: no dividend yield; expected volatility of 116%; a risk-free interest rate of 6.79%; and an expected average life of three years for the Plan's options. At December 27, 1997, there were 156,119 options exercisable with an average exercise price of $9.18 under the 1991 Stock Plan and the 1997 Stock Plan.

    A summary of the status of the 1997 Stock Plan as of December 27, 1997 and changes during the year then ended is presented below:

                                              WEIGHTED AVERAGE
                                    SHARES     EXERCISE PRICE
                                    ------     --------------
Outstanding at beginning of year         --             --
Granted ........................    480,774       $   5.57
Exercised ......................         --             --
Forfeited ......................    (94,905)          5.54
                                    -------
Outstanding at end of year .....    385,869           5.58
                                    =======

The weighted average fair value of options granted during 1997 approximated $1.93 per share.

The following table summarizes options outstanding under the 1991 Stock Plan and the 1997 Stock Plan at December 27, 1997:

                                 WEIGHTED    WEIGHTED                  WEIGHTED
     RANGE                        AVERAGE     AVERAGE                   AVERAGE
       OF            NUMBER       YEARS      EXERCISE      OPTIONS     EXERCISE
EXERCISE PRICES   OUTSTANDING   REMAINING      PRICE     EXERCISABLE     PRICE
---------------   -----------   ---------      -----     -----------     -----
$3.13 to $4.53      277,647        9.06     $  3.21         47,897     $  3.62
 6.32 to 9.62        68,222        3.93        7.83         68,222        7.83
15.12 to 21.17       40,000        0.55       18.15         40,000       18.15
                    -------                                -------
 3.13 to 21.17      385,869        7.27        5.58        156,119        9.18
                    =======                                =======

12. RELATED PARTY TRANSACTIONS


HOLMDEL LEASE

    During 1995, 1996 and in 1997 prior to the Merger, PFC occupied a headquarters office, warehouse and distribution facility in Holmdel, New Jersey owned by Products Corporation without any written arrangement with Products Corporation. The amount charged to PFC by Products Corporation for the Holmdel facility amounted to approximately $557 and $594 for 1995 and 1996, respectively, and approximately $211 for the period in 1997 prior to the Merger. During 1997 after the Merger, the Company leased from Products Corporation the headquarters and warehouse and distribution facility that PFC occupied in Holmdel, New Jersey at a base rental of approximately $395 per annum plus the Company's proportionate share of operating and tax expense escalations (the "Holmdel Lease"). The Holmdel Lease was terminated by the Company effective June 25, 1997. The Company paid Products Corporation approximately $141 under the Holmdel Lease for the period in 1997 after the Merger until the termination of the Holmdel Lease.

EMPLOYEE STORE LEASES

    During 1995, 1996 and in 1997 prior to the Merger, PFC occupied the employee stores located in New York City and Apex, North Carolina, which were leased from unaffiliated third parties by Products Corporation and a subsidiary of Products Corporation, respectively, and occupied the five remaining employee stores located in Edison, New Jersey (two stores); Irvington, New Jersey; Phoenix, Arizona and Oxford, North Carolina without any written arrangement with Products Corporation. PFC did not make any payments to Products Corporation for the New York City store for the period in 1997 prior to the Merger. PFC paid Products Corporation approximately $5 for the Apex,
North Carolina employee store for the period in 1997 prior to the Merger. PFC paid to Products Corporation rental and other allocated charges for the five employee stores that amounted to approximately $30 in the aggregate for the period in 1997 prior to the Merger.

    The Company sublet the New York City employee store from Products Corporation from the date of the Merger, and approximately $68 is payable to Products Corporation under such sublease from the date of the Merger through the end of fiscal 1997. The lease for the Apex, North Carolina store was assigned to the Company by a subsidiary of Products Corporation at the time of the Merger. From and after the Merger, the Company continues to occupy the employee stores located in Edison, New Jersey; Irvington, New Jersey; Oxford, North Carolina and Phoenix, Arizona pursuant to leases from Products Corporation with terms of one year at an annual rent of approximately $73, $20, $40 and $31, respectively, for the first year, with the option to renew for nine additional one-year periods with rent increases of 5% of the annual base rent for each renewal year (the "Employee Store Leases"). Operating costs are included in the rent. If at any time during the term of such Employee Store Leases Products Corporation enters into an agreement with a non-affiliate for the sale or lease of the facility in which a store is located, Products Corporation may terminate the relevant lease upon notice effective the earlier to occur of five business days before the closing of such sale or lease transaction, or 180 days following the giving of such notice. In addition, at any time during the term either party may terminate the applicable lease if Products Corporation ceases or substantially diminishes its operations in the portion of a building in which a store is located. Products Corporation may terminate at any time after the second anniversary of the date of the leases if
(i) Products Corporation or any of its affiliates no longer have the power to vote, directly or indirectly, a majority of the voting power of outstanding shares of the Company; (ii) all or substantially all of the Company's assets are sold to any person other than an affiliate of Products Corporation or (iii) an agreement is entered into by Products Corporation that would result in either (i) or (ii). If Products Corporation exercises such termination right after the second year of the leases but before the beginning of the fifth year, Products Corporation must give at least one year's notice. Thereafter, Products Corporation may terminate in such event on 180 days' notice. Products Corporation is not obligated to terminate any or all of the leases in such event, but may choose to retain the Company as a tenant in one or more locations.

SERVICES AGREEMENT

    During 1995, 1996 and in 1997 prior to the Merger, Products Corporation provided certain services to PFC for which PFC was charged direct and indirect expenses incurred by Products Corporation in providing such services. Such services included insurance and risk management services, travel, legal services, treasury and finance services, customer service, information systems and audit services. The amounts charged by Products Corporation to PFC for such allocated expenses amounted to approximately $2,037 and $2,348 for 1995 and 1996, respectively, and approximately $689 for the period in 1997 prior to the Merger. These expenses are included within cost of sales and selling, general and administrative expenses in the accompanying Statements of Operations.

    On April 25, 1997, Products Corporation and the Company entered into a services agreement (the "Services Agreement") pursuant to which Products Corporation provides services, including executive, treasury, legal, human resources, accounting, tax, real estate, management information services, corporate information services, including investor relations, risk management, participation in Products Corporation's insurance and self-insurance programs and warehouse and distribution services (collectively, the "Services"), as and to the extent requested by the Company. The Company pays Products Corporation the actual cost incurred by Products Corporation in providing the Services. To the extent the Services are secured from third party providers such as insurance carriers or outside advisors such as lawyers and accountants, the Company pays to Products Corporation that portion of the amounts due to such third party providers as is allocable to the Services purchased for and provided to or for the benefit of the Company. Additionally, the Company reimburses Products Corporation for all other reasonable out-of-pocket expenses incurred by Products Corporation in providing the Services. During 1997, the Company paid Products Corporation a one-time payment of $340 to cover all severance costs expected to be incurred by Products Corporation with respect to the termination of certain Products Corporation employees who provided Services to PFC prior to the Merger as a result of the Company's decision to consolidate certain warehouse, distribution and headquarters operations in Maryland. The Services Agreement provides that Products Corporation need not make available any Services to the Company to the extent doing so would cause an unreasonable burden to Products Corporation or to the extent that Products Corporation discontinues such Services within its organization. The total amount paid to Products Corporation in connection with the provision of such Services during 1997 after the Merger was approximately $688 (not including the one-time payment of $340 to cover severance costs). The Services Agreement or any severable part thereof may be terminated by either party on 180 days' notice. In addition, if at any time Products Corporation together with its affiliates no longer have the power to vote, directly or indirectly, a majority of the voting power of outstanding shares of the Company or if all or substantially all of the Company's assets are sold to any person other than an affiliate, Products Corporation may terminate the Services Agreement upon 30 days' prior notice.

SUPPLY AGREEMENT

    During 1995, 1996 and in 1997 prior to the Merger, PFC purchased products for approximately $13,468, $12,946 and $2,791, respectively, from Products Corporation and its affiliate, Holdings, without any written arrangement.

    On April 25, 1997, Products Corporation and the Company entered into a purchase and supply agreement (the "Supply Agreement") for a term of at least two and a maximum of four years pursuant to which Products Corporation supplies to the Company for resale in its retail stores, and not for wholesale distribution, first quality products and first quality excess products, and for resale only in the PFC outlet stores, and not for wholesale distribution, discontinued and returned and refurbished products (subject in all cases to the availability of product). During 1997 subsequent to the Merger, the Company purchased products under the Supply Agreement from Products Corporation for approximately $7,765. The Supply Agreement provides that Products Corporation may terminate the agreement effective at any time after April 25, 1999 on one year's notice if Products Corporation together with its affiliates no longer have the power to vote, directly or indirectly, a majority of the voting power of outstanding shares of the Company or if all or substantially all of the Company's assets are sold to any person other than an affiliate.

EMPLOYEE BENEFITS

    Prior to the Merger, PFC employees were eligible to participate in Products Corporation sponsored employee pension benefit plans, including the Revlon Savings Investment and Profit Sharing Plan and the Revlon Employees'

Retirement Plan and Products Corporation sponsored employee welfare benefit plans, including medical, dental, life and disability insurance coverage. The minimum amounts required pursuant to the Employee Retirement Income Security Act, as amended, were contributed annually by Products Corporation on behalf of PFC employees who participated in the Products Corporation sponsored plans. PFC recorded $2,754 and $2,822 in 1995 and 1996, respectively, and $1,318 in 1997 during the period prior to the Merger, in benefit expenses for its share of the pension and welfare benefit plans liability for the PFC employees. Products Corporation union employees who provided services to PFC prior to the Merger were covered by the Revlon/UAW Pension Plan and the UAW Group Welfare Plan. Pension and welfare expenses for the Products Corporation union employees were charged directly to PFC and were included within amounts reflected in the "Services Agreement" paragraph above. From and after the Merger, employees of the Company participate in benefit plans sponsored by the Company and no longer participate in plans sponsored by Products Corporation.

TAX SHARING AGREEMENT

    Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, including PFC during 1995, 1996 and in 1997 prior to the Merger and the Company subsequent to the Merger, and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 9.

REGISTRATION RIGHTS AGREEMENT

    On April 25, 1997, the Company entered into a registration rights agreement with Products Corporation pursuant to which Products Corporation is entitled to demand on any three occasions that the Company file a registration statement under the Securities Act in connection with the sale of the Company's Class C Common Stock owned by Products Corporation and will also be entitled to include such shares in certain registration statements filed for the benefit of the Company (the "Registration Rights Agreement"). The Company will bear all expenses of such registration statements, except for fees and expenses of counsel for Products Corporation and underwriters' discounts, fees and expenses.

STOCKHOLDERS AGREEMENT

    At the time of the Merger, Mark Weinstein, Vice Chairman and a Director of the Company during 1997, and certain members of his family (the "Weinstein Group") and Products Corporation entered into a stockholders agreement (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, members of the Weinstein Group holding at least 25% of all outstanding Class C Common Stock held by the Weinstein Group in the aggregate are entitled to demand on one occasion that the Company file a registration statement under the Securities Act for the sale of their Class C Common Stock. Mr. Weinstein and the other members of the Weinstein Group are also entitled to include their Class C Common Stock in certain registration statements filed for the benefit of the Company. The Company will bear all expenses of such registration statements, except for fees and expenses of counsel for the Weinstein Group and underwriters' discounts, fees and expenses. The Stockholders Agreement provides that for three years from the consummation of the Merger, Mr. Weinstein and the other members of the Weinstein Group will vote all of their Class C Common Stock in favor of Products Corporation's nominees for director so that Products Corporation will at all times maintain representation on the Company's Board of Directors equal to Products Corporation's percentage ownership of Class C Common Stock, but not less than seven board seats, including two independent directors, and Products Corporation will vote its shares in favor of Mr. Weinstein or the Weinstein Group's nominee for director equal to the Weinstein Group's aggregate percentage ownership of Class C Common Stock, after giving effect to the Merger and the Cash Election, but not less than one nor more than two board seats.

13. COMMITMENTS AND CONTINGENCIES

LEASES:

    The Company currently leases retail space at various locations under operating lease agreements. Certain leases provide for contingent rents based upon store sales exceeding specified amounts. Additionally, some store leases have specified annual rental increases or rent abatements. Total rent expense to third parties for 1997, 1996 and 1995 was approximately $11,259, $7,743 and $7,793, respectively, of which $551, $389 and $358 was recorded for contingent rent in 1997, 1996 and 1995, respectively. Certain of the leases contain provisions pursuant to which the Company may terminate if the location does not achieve at least a specified occupancy rate. Certain of the leases permit either the Company or the lessor to terminate the lease if specified minimum sales levels are not met. In addition, the majority of the leases permit the Company to renew for specified terms.

    Future minimum lease commitments under noncancelable operating leases with initial lease terms in excess of one year from December 27, 1997 aggregated $55,268; such commitments for each of the five years subsequent to December 27, 1997 are $11,613, $10,377, $8,760, $7,295 and $5,929, respectively.

 OTHER:

    The Company is involved as a defendant in certain litigation and proceedings arising in the normal conduct of its business. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, an adverse outcome, if any, will not have a material effect on the Company's financial condition or results of operations.

14.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations:

                                         YEAR ENDED DECEMBER 27, 1997 (a)
                                  ----------------------------------------------
                                     1ST         2ND          3RD         4TH
                                   QUARTER     QUARTER      QUARTER     QUARTER
                                   -------     -------      -------     -------
Net sales .....................   $ 12,859    $ 36,473     $ 45,355    $ 64,358
Income (loss) from operations .     (2,542)     (4,186)(b)     (225)      5,986
Net income (loss) .............     (2,831)     (5,153)      (1,319)      4,456
                                  --------    --------     --------    --------
Basic and diluted income (loss)
     per common share .........   $  (0.33)   $  (0.54)    $  (0.13)   $   0.44
                                  ========    ========     ========    ========

                                           YEAR ENDED DECEMBER 31, 1996
                                  ----------------------------------------------
                                     1ST         2ND          3RD         4TH
                                   QUARTER     QUARTER      QUARTER     QUARTER
                                   -------     -------      -------     -------
Net sales .....................   $ 12,707    $ 16,267     $ 19,996   $ 28,447
Income (loss) from operations .     (2,953)       (616)         872      4,100
Net income (loss) .............     (3,115)       (875)         549      3,822
                                  --------    --------     --------   --------
Basic and diluted income (loss)
     per common share .........   $  (0.37)   $  (0.10)    $   0.06   $   0.45
                                  ========    ========     ========   ========

(a) Results subsequent to April 25, 1997 include the operations of CCI (see
    Note 2).

(b) Includes business consolidation costs associated with the Merger of $4,000 (see Note 2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           The Cosmetic Center, Inc.
                                  (Registrant)



By: /s/ I. Howard Diener                   By: /s/ Dwight W. Crawley
   ---------------------------                 ---------------------------
   I. Howard Diener                            Dwight W. Crawley
   President and                               Senior Vice President--Finance,
   Chief Executive Officer                     Chief Financial Officer and
                                               Chief Accounting Officer

Dated: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant on March 26, 1998 and in the capacities indicated.

 Signature                             Title

*
-----------------------------------    Chairman of the Board and Director
(Jerry W. Levin)

*
-----------------------------------    Vice Chairman of the Board and Director
(William J. Fox)

    /s/ I. Howard Diener
-----------------------------------    President, Chief Executive Officer and
(I. Howard Diener)                     Director
                                       (Principal Executive Officer)

*
-----------------------------------    Director
 (David N. Dinkins)

*
___________________________________    Director
(Donald G. Drapkin)

*
___________________________________    Director
(George Fellows)

*
___________________________________    Director
(Richard Halperin)

*
___________________________________    Director
(Wade H. Nichols)

*
___________________________________    Director
(Harvey Rosenthal)


* Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the Directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such Directors and filed with the Securities and Exchange Commission.


By: /s/ Robert K. Kretzman


Robert K. Kretzman
Attorney-in-fact