Form 10-Q
period 1998-03-28
COSMETIC CENTER INC
filed 1998-05-12
CIK 793520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

(Mark One)

X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: March 28, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 15, 1998, 10,025,601 shares of Class C Common Stock, par value $.01 per share, and no shares of Class A Common Stock, par value $.01 per share, or Class B Common Stock, par value $.01 per share, were outstanding.



                               Total Pages - 10

                                         THE COSMETIC CENTER, INC.
                                         CONDENSED BALANCE SHEETS

                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                MARCH 28,       DECEMBER 27,
                                  ASSETS                                          1998             1997
                                                                              -------------    -------------
                                                                              (Unaudited)

 Current assets:

          Cash...............................................................      $ 2,586        $   5,359
          Accounts receivable, net...........................................        1,690            1,320
          Inventories........................................................       85,633           88,976
          Deferred tax assets................................................        2,879            2,879
          Prepaid expenses and other.........................................          247              179
                                                                              -------------    -------------
                Total current assets.........................................       93,035           98,713
 Property and equipment, net.................................................       13,425           14,172
 Other assets................................................................          952            1,031
 Intangible assets related to businesses aquired, net........................        4,464            4,494
                                                                              -------------    -------------
               Total assets..................................................    $ 111,876        $ 118,410
                                                                              =============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable....................................................     $ 13,535        $  17,234
         Accrued expenses and other..........................................        6,604            9,715
         Due to Products Corporation.........................................        4,669            2,500
                                                                              -------------    -------------
                 Total current liabilities...................................       24,808           29,449

Note payable - Products Corporation..........................................       13,255           13,255
Long-term debt...............................................................       43,000           38,954
Other long-term liabilities..................................................        1,860            2,065

Stockholders' equity:

         Class A common stock, $.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding.....................            -                -
         Class B common stock, $.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding.....................            -                -
         Class C common stock, $.01 par value; 40,000,000 shares
            authorized, 10,025,601 and 10,015,101, respectively,
            issued and outstanding...........................................          100              100
         Additional paid in capital..........................................       39,334           39,291
         Accumulated deficit.................................................      (10,481)          (4,704)
                                                                              -------------    -------------
               Total stockholders' equity....................................       28,953           34,687
                                                                              -------------    -------------
               Total liabilities and stockholders' equity....................    $ 111,876        $ 118,410
                                                                              =============    =============

                          See Notes to Unaudited Condensed Financial Statements.

                                     THE COSMETIC CENTER, INC.
                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                       -----------------------------
                                                                        MARCH 28,        MARCH 31,
                                                                          1998              1997
                                                                       -----------      ------------
Net sales...........................................................     $ 37,916          $ 12,859
                                                                       -----------      ------------
Cost of sales, including buying, occupancy and distribution.........       28,796             8,703

Selling, general and administrative expenses........................       13,618             6,698
                                                                       -----------      ------------
Operating expenses..................................................       42,414            15,401
                                                                       -----------      ------------
Loss from operations................................................       (4,498)           (2,542)

Interest expense....................................................       (1,311)             (274)

Other income, net...................................................           32                 -
                                                                       -----------      ------------
Loss from operations before income taxes............................       (5,777)           (2,816)

Provision for income taxes..........................................            -                15
                                                                       -----------      ------------
Net loss............................................................     $ (5,777)         $ (2,831)
                                                                       ===========      ============
Basic and diluted net loss per common share.........................     $  (0.58)         $  (0.33)
                                                                       ===========      ============
Basic and diluted weighted average
     common shares outstanding......................................   10,017,409         8,479,335
                                                                       ===========      ============



             See Notes to Unaudited Condensed Financial Statements.

                           THE COSMETIC CENTER, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                               ----------------------------
                                                                                MARCH 28,       MARCH 31,
      CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998            1997
                                                                               ------------    ------------
      Net loss...............................................................     $ (5,777)       $ (2,831)
      Adjustments to reconcile net loss to
            net cash used for operating activities:
          Depreciation and amortization......................................        1,230             678
          Change in assets and liabilities:
               Increase in accounts receivable, net..........................         (370)              -
               Decrease in inventories.......................................        3,343             535
               Increase in prepaid expenses and other current assets.........          (68)              -
               Decrease in accounts payable..................................       (3,699)           (710)
               Decrease in accrued expenses and other current liabilities....       (3,111)           (979)
               Increase in due to Products Corporation ......................        2,169               -
               Other, net....................................................         (175)           (636)
                                                                               ------------    ------------
      Net cash used for operating activities.................................       (6,458)         (3,943)
                                                                               ------------    ------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures...................................................         (404)           (259)
                                                                               ------------    ------------
      Net cash used for investing activities.................................         (404)           (259)
                                                                               ------------    ------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under long-term debt.....................................        4,046               -
     Increase in note payable - Products Corporation.........................            -           2,238
     Proceeds from the issuance of common stock..............................           43               -
                                                                               ------------    ------------
     Net cash provided by financing activities...............................        4,089           2,238
                                                                               ------------    ------------
      Net decrease in cash...................................................       (2,773)         (1,964)
      Cash at beginning of period............................................        5,359           3,479
                                                                               ------------    ------------
      Cash at end of period..................................................      $ 2,586         $ 1,515
                                                                               ============    ============

      Supplemental schedule of cash flow information:
          Cash paid during the period for:

               Interest......................................................      $ 1,242               -
               Income taxes..................................................           11               -



             See Notes to Unaudited Condensed Financial Statements.

                           THE COSMETIC CENTER, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




BASIS OF PRESENTATION

         The Cosmetic Center, Inc. ("the Company") operates in one segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name cosmetics, fragrances, skincare and treatment, haircare, bath and body, personal care appliances, hosiery, beauty care and related items (sometimes referred to herein as "Beauty Products") at discounted prices. As of March 28, 1998, the Company operated 60 retail stores and 190 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers and department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products.

         The Company is an approximately 85% owned subsidiary of Revlon Consumer Products Corporation (together with its subsidiaries other than the Company, "Products Corporation"), which is a direct wholly owned subsidiary of Revlon, Inc.

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), then a wholly owned subsidiary of Products Corporation, merged (the "Merger") with and into The Cosmetic Center, Inc. (prior to the Merger, "CCI"), with the Company being the surviving corporation. The Merger was accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. The historical financial statements of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations of both entities. As a result of the Merger, the Company changed its fiscal year to a 52- or 53-week year ending on the last Saturday in December. See Note 3.

         The accompanying Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been made. In the Unaudited Condensed Financial Statements, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of results to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Form 10-K.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The only component of comprehensive income for the Company is net income (loss).

BASIC AND DILUTED LOSS  PER SHARE

         Basic and diluted loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. The Company's outstanding stock options represent the only dilutive potential common stock outstanding. The amounts of loss and number of shares used in the calculations of basic and diluted loss per common share were the same for the periods presented, and diluted loss per share does not include any incremental shares that would have been outstanding assuming the exercise of any stock options because the effect of those incremental shares would have been antidilutive. Weighted average shares outstanding is computed assuming that the 8,479,335 shares of the Company's Class C Common Stock, par value $0.01 per share (the "Class C Common Stock"), that Products Corporation received in the Merger were outstanding and owned by Products Corporation for all periods prior to the Merger.

                           THE COSMETIC CENTER, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




(3)  THE MERGER

         Pursuant to the Merger, Products Corporation received 8,479,335 shares of Class C Common Stock. As a result of the Merger, CCI's stockholders received, for each share of Class A Common Stock or Class B Common Stock held, one share of newly issued Class C Common Stock or, at each stockholder's election subject to a limitation, $7.63 in cash (the "Cash Election"). Holders of options to purchase CCI's Class A Common Stock or Class B Common Stock with an exercise price of less than $7.63 received for each such option they held, an equivalent option to purchase Class C Common Stock or, at each such optionholder's election and subject to a limitation, cash equal to the difference between $7.63 and the exercise price per share of such options. The number of shares of Class C Common Stock owned by Products Corporation after the Merger constitutes approximately 85% of the outstanding Class C Common Stock after giving effect to the Cash Election.

         The Merger was accounted for as a reverse acquisition, using the purchase method of accounting, for a purchase price of approximately $27,905. This amount was allocated to the assets of CCI acquired and liabilities of CCI assumed to the extent of Products Corporation's ownership interest based upon their estimated fair values. The excess of acquisition cost over estimated fair value of CCI's net tangible assets of $3,280 has been allocated to goodwill and is being amortized over 40 years. As a result of the Merger, the Company incurred costs of approximately $6,800, which costs were included in the purchase price of CCI and primarily related to direct costs of the acquisition, closing certain CCI stores and severance benefits for certain CCI employees. As of March 28, 1998, approximately $2,569 of these direct costs remained in accrued liabilities and other long-term liabilities.

(4)  LONG TERM DEBT

         The Company's current credit facility was amended as of March 28, 1998 (as amended, the "New Facility") to, among other things, adjust the interest rate to LIBOR plus 2.50% per annum or the bank's prime rate plus 0.75% per annum and amend certain financial covenants.

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS





OVERVIEW

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), then a wholly owned subsidiary of Products Corporation, merged (the "Merger") with and into The Cosmetic Center, Inc. (prior to the Merger, "CCI"), with the Company being the surviving corporation. The Merger has been accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though the Company is the surviving legal entity. The historical financial statements and all other financial data included herein of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations and other financial data of both entities.

         The Company operates in a single business segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name cosmetics, fragrances, skincare and treatment, haircare, bath and body, personal care appliances, hosiery, beauty care, and related items (also referred to herein as "Beauty Products") at discounted prices. As of March 28, 1998, the Company operated 60 retail stores and 190 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers and department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products.

         The Company is implementing a strategy to increase net sales and efficiencies through, among other things: (i) adding new stores, (ii) closing underperforming stores, (iii) remodeling and refurbishing older stores, (iv) improving inventory control and utilization of capital, (v) rationalizing product lines, including a significant reduction in SKU's, (vi) reducing overhead and (vii) improving management information systems.

RESULTS OF OPERATIONS

         Net sales for the three months ended March 28, 1998 were $37.9 million, an increase of $25.0 million, or 195%, from the $12.9 million in net sales for the three months ended March 31, 1997. The increase in net sales is primarily attributable to the acquisition of CCI, which contributed approximately $25.7 million for the three months ended March 28, 1998, and was partially offset by a decline in PFC comparable store sales. The Company operated 250 stores at March 28, 1998 and 194 stores at March 31, 1997. PFC comparable store sales for the three months ended March 28, 1998 declined to $11.7 million from $12.3 million for the three months ended March 31, 1997 and CCI comparable store sales for three months ended March 28, 1998 declined to $24.3 million from $24.9 million for the three months ending March 31, 1997. The decline in comparable store sales results primarily from among other things, sales declines in older stores and stores in malls and shopping centers suffering sales declines, increased competitive activity and product mix.

         Cost of sales, including buying, occupancy and distribution expenses ("COS"), was $28.8 million (75.9% of net sales) for the three months ended March 28, 1998 compared to $8.7 million (67.7% of net sales) for the three months ended March 31, 1997. COS as a percentage of net sales for the three months ended March 28, 1998 increased primarily as a result of higher COS in the CCI stores included from the date of the Merger associated with the product mix in such stores.

         Selling, general and administrative ("SG&A") expenses were $13.6 million (35.9% of net sales) for the three months ended March 28, 1998 compared to $6.7 million (52.1% of net sales) for the three months ended March 31, 1997. SG&A expenses as a percentage of net sales decreased in the three months ended March 28, 1998, primarily due to the inclusion of the CCI operations and the benefit of certain synergies achieved as a result of the consolidation of the CCI and PFC operations.

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         Interest expense was $1.3 million for the three months ended March 28, 1998 compared to $0.3 million for the three months ended March 31, 1997. The increase in interest expense for the 1998 period is primarily attributable to higher outstanding borrowings under the New Facility as a result of the Cash Election, the repayment of CCI's previous credit facility (the "Former Facility"), and additional borrowings to fund operations during the three months ended March 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $6.5 million for the three months ended March 28, 1998 and $3.9 million for the three months ended March 31, 1997. The increase in cash used for operating activities in the 1998 period compared with the 1997 period resulted primarily from the increase in the net loss of the Company in the 1998 period.

         Net cash used for investing activities was $0.4 million and $0.3 million for the three months ended March 28, 1998 and March 31, 1997, respectively, consisting in both periods of capital expenditures.

         Net cash provided by financing activities was $4.1 million for the three months ended March 28, 1998 compared to $2.2 million for the three months ended March 31, 1997. The increase resulted primarily from borrowings under the New Facility to fund working capital requirements. The New Facility, which expires on April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the New Facility. Availability under the New Facility varies with the borrowing base. As of March 28, 1998, $43.0 million was outstanding and an additional $6.4 million was available for borrowing under the New Facility.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the New Facility. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and costs to integrate further the operations of CCI and PFC, costs to expand the operations of the Company, including store openings and closings, capital expenditures and debt service on the New Facility.

         Based upon the Company's current level of operations and anticipated growth as a result of its business strategy, the Company is unable to predict whether cash flows from operations and funds from the New Facility will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures and store openings and closings, borrowing additional funds or, restructuring indebtedness, selling assets or operations or issuing additional shares of capital stock of the Company or seeking capital contributions or loans from affiliates. There can be no assurance that any of such actions could be effected or effected on favorable terms, that if effected they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the New Facility or the Products Corporation or REV Holdings Inc. debt instruments then in effect.

         The Company estimates that capital expenditures for 1998 will be approximately $5 million, including upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, the Company may be required to pay Products Corporation amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state and local tax returns. The Company currently anticipates that no significant federal tax payments or payments in lieu of federal taxes pursuant to the tax sharing agreement will be made by the Company for 1998.

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS





FORWARD LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended March 28, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward- looking statements. Such statements include, without limitation, statements regarding anticipated growth, costs to integrate further the operations of CCI and PFC after the Merger, costs associated with anticipated store openings and closings, implementing the Company's business strategy, costs to expand the operations of the Company, capital expenditures including information system upgrades, expectations as to the Company's cash flows from operations and the availability of funds from the New Facility and borrowing additional funds and restructuring indebtedness, capital contributions or loans from affiliates and the sale of assets or additional shares of the Company. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" or similar expressions, as they relate to the Company or the Company's management, are intended to identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward looking statements made by the Company: (i) the unavailability of funds from the New Facility or sufficient cash flows from operations or, the inability to secure capital contributions or loans from affiliates or sell assets or additional shares of the Company, to fund the Company's cash requirements, (ii) unanticipated costs or difficulties or delays in integrating further the operations of CCI and PFC after the Merger, (iii) unanticipated costs or difficulties or delays in connection with store openings or closings, (iv) unanticipated costs or difficulties or delays in connection with increasing net sales and expanding the operations of the Company, (v) unanticipated capital expenditures, (vi) actions by competitors, including combinations within the retail industry, pricing pressure or successful new retail store concepts, (vii) the lack of commercial success of the Company's new salon arrangement, (viii) the unavailability of product or the loss of suppliers, including secondary source suppliers, (ix) unanticipated difficulties or delays in implementing the Company's business strategy, and (x) general business and economic conditions, as well as other factors described from time to time in the Company's reports filed with the Commission. The Company assumes no responsibility to update forward looking information contained herein.

 EFFECT OF NEW ACCOUNTING STANDARD

         In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain development costs of software to be used internally. The effect of adopting the statement has not yet been determined.

 PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS

         4.1 - Amendment dated as of March 28, 1998 to the Loan and Security Agreement dated as of April 25, 1997 by and among the Company, BankAmerica Business Credit, Inc., as agent, and the lenders that are parties thereto.

    (b)  REPORTS ON FORM 8-K - None




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE COSMETIC CENTER, INC.
                                  (Registrant)

By :  /s/  I. HOWARD DIENER                            By:    /s/  DWIGHT W. CRAWLEY
    -----------------------------                         ----------------------------
           I. HOWARD DIENER                                        DWIGHT W. CRAWLEY
           President and Chief Executive Officer                   Senior Vice President - Finance,
                                                                   Chief Financial Officer and
                                                                   Chief Accounting Officer



Dated:   May 11, 1998