Form 10-Q
period 1998-06-27
COSMETIC CENTER INC
filed 1998-08-11
CIK 793520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-Q
(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 27, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of June 27, 1998, 10,025,601 shares of Class C Common Stock, par value $.01 per share, and no shares of Class A Common Stock, par value $.01 per share, or Class B Common Stock, par value $.01 per share, were outstanding.

                             Total Pages 14

                           THE COSMETIC CENTER, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    JUNE 27,   DECEMBER 27,
                    ASSETS                                            1998         1997
                                                                  -----------  -----------
                                                                   (Unaudited)
 Current assets:
    Cash                                                           $  2,518     $  5,359
    Accounts receivable, net.................................           787        1,320
    Inventories..............................................        73,871       88,976
    Deferred tax assets......................................         2,794        2,879
    Prepaid expenses and other...............................           284          179
                                                                   ------------ -----------
       Total current assets..................................        80,254       98,713
 Property and equipment, net.................................        13,086       14,172
 Other assets................................................           913        1,031
 Intangible assets related to businesses acquired, net.......         4,434        4,494
                                                                   ------------ -----------
       Total assets..........................................      $ 98,687     $118,410
                                                                   ============ ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.........................................      $ 13,397     $ 17,234
    Accrued expenses and other...............................         9,681        9,715
    Accounts payable to Products Corporation.................         5,812        2,500
    Note payable - Bank......................................        41,779            -
                                                                   ------------ -----------
        Total current liabilities............................        70,669       29,449
Note payable - Products Corporation..........................        13,255       13,255
Long-term debt...............................................             -       38,954
Other long-term liabilities..................................         1,867        2,065

Stockholders' equity:
   Class A common stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding............             -            -
   Class B common stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding............             -            -
   Class C common stock, $.01 par value; 40,000,000 shares
     authorized; 10,025,601 and 10,015,101, respectively,
     issued and outstanding .................................           100          100
    Additional paid in capital...............................        39,334       39,291
    Accumulated deficit......................................       (26,538)      (4,704)
                                                                   ------------ ------------
         Total stockholders' equity..........................        12,896       34,687
                                                                   ------------ ------------
         Total liabilities and stockholders' equity..........      $ 98,687     $118,410
                                                                   ============ ============



             See Notes to Unaudited Condensed Financial Statements.

                                THE COSMETIC CENTER, INC.
                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          -----------------------          ----------------------
                                                                           JUNE 27,      JUNE 27,           JUNE 27,     JUNE 27,
                                                                            1998          1997               1998        1997
                                                                          ---------    ----------          ----------   ---------
Net sales...........................................................    $    39,478   $   36,473           $   77,394   $  49,332
                                                                        -----------   ----------           ----------   ---------
Cost of sales, including buying, occupancy and distribution.........         37,564       24,955               66,360      33,658

Selling, general and administrative expenses........................         16,687       11,704               30,305      18,402

Business consolidation costs........................................             --        4,000                   --       4,000
                                                                        -----------   ----------           ----------   ---------
Operating expenses..................................................         54,251       40,659               96,665      56,060
                                                                        -----------   ----------           ----------   ---------
Loss from operations................................................        (14,773)      (4,186)             (19,271)     (6,728)

Interest expense....................................................         (1,303)        (898)              (2,614)     (1,172)

Other income, net...................................................             19          (64)                  51         (64)
                                                                        -----------   ----------           ----------   ---------
Loss from operations before income taxes............................        (16,057)      (5,148)             (21,834)     (7,964)

Provision for income taxes..........................................             --            5                   --          20
                                                                        -----------   ----------           ----------   ---------
Net loss............................................................    $   (16,057)  $   (5,153)          $  (21,834)  $  (7,984)
                                                                        ============  ==========           ==========   =========
Basic and diluted loss per common share:
     Loss from operations...........................................    $     (1.47)  $    (0.44)          $    (1.92)  $   (0.75)
                                                                        ============  ==========           ==========   =========
     Net loss.......................................................    $     (1.60)  $    (0.54)          $    (2.18)  $   (0.89)
                                                                        ===========   ==========           ==========   =========

Basic and diluted weighted average
     common shares outstanding......................................     10,025,601    9,542,558           10,021,505   9,010,946
                                                                        ===========   ==========           ==========   =========



             See Notes to Unaudited Condensed Financial Statements.

                           THE COSMETIC CENTER, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       SIX MONTHS ENDED
                                                                                ------------------------------
                                                                                   JUNE 27,         JUNE 27,
 CASH FLOWS FROM OPERATING ACTIVITIES:                                               1998             1997
                                                                                --------------    ------------
 Net loss...................................................................... $   (21,834)      $    (7,984)
 Adjustments to reconcile net loss to
    net cash (used for) provided by operating activities:
  Depreciation and amortization................................................       2,303             1,706
  Non-Cash restructuring charges...............................................      10,538                --
  Change in assets and liabilities, net of aquired assets and liabilities:
       Decrease (increase) in accounts receivable, net.........................         533             (204)
       Decrease in inventories.................................................       8,507                69
       (Increase) decrease in prepaid expenses and other current assets........         (20)              754
       (Decrease) increase in accounts payable.................................      (3,837)            2,843
       (Decrease) increase in accrued expenses and other.......................      (3,974)            2,249
       Increase in accounts payable to Products Corporation - current .........       3,312               647
       Other, net..............................................................         (80)              404
                                                                                -----------       -----------
 Net cash (used for) provided by operating activities..........................      (4,552)              484
                                                                                -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..........................................................      (1,157)           (1,162)
 Acquisition of business, net of cash acquired.................................          --           (19,883)
                                                                                -----------       -----------
 Net cash used for investing activities........................................      (1,157)          (21,045)
                                                                                -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from bank......................................................       2,825            18,848
 Increase in accounts payable to Products Corporation - non-current, net.......          --               940
 Exercise of  stock option.....................................................          43                --
                                                                                -----------       -----------
 Net cash provided by financing  activities....................................       2,868            19,788
                                                                                -----------       -----------

 Net decrease in cash..........................................................      (2,841)             (773)
 Cash at beginning of period...................................................       5,359             3,479
                                                                                -----------       -----------

 Cash at end of period......................................................... $     2,518       $     2,706
                                                                                ===========       ===========

 Supplemental schedule of cash flow information:
    Cash paid during the period for:
        Interest............................................................... $     2,495               315
        Income taxes, net of refunds...........................................          16                12


             See Notes to Unaudited Condensed Financial Statements.

                           THE COSMETIC CENTER, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except per share data)


(1) BASIS OF PRESENTATION

         The Cosmetic Center, Inc. (the "Company") operates in one segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name cosmetics, fragrances, skincare and treatment, haircare, bath and body, personal care appliances, hosiery, beauty care and related items (sometimes referred to herein as "Beauty Products") at discounted prices. As of June 27, 1998, the Company operated 60 retail stores and 192 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, primarily at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers and department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products.

         The Company is an approximately 85% owned subsidiary of Revlon Consumer Products Corporation (together with its subsidiaries other than the Company, "Products Corporation"), which is a direct wholly owned subsidiary of Revlon, Inc.

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), then a wholly owned subsidiary of Products Corporation, merged (the "Merger") with and into The Cosmetic Center, Inc. (prior to the Merger, "CCI"), with the Company being the surviving corporation. The Merger was accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though CCI was the surviving legal entity. The historical financial statements of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations of both entities. As a result of the Merger, the Company changed its fiscal year to a 52- or 53-week year ending on the last Saturday in December. See Note 3.

         The accompanying Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring adjustments other than the one-time charges described in Note 6) necessary for a fair presentation have been made. In the Unaudited Condensed Financial Statements, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of results to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The only component of comprehensive income for the Company is net income (loss).

         Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Due to the similarity in type of product and method of distribution of products for CCI and PFC stores, and the similarity of customers for the products, the Company's financial reports are presented as a single operating segment.


         The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore there will be no effect on the Company's financial position or results of operation.

                           THE COSMETIC CENTER, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except per share data)


(2) BASIC AND DILUTED LOSS PER SHARE

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



(3)  THE MERGER

         Pursuant to the Merger, Products Corporation received 8,479,335 shares of Class C Common Stock. As a result of the Merger, CCI's stockholders received, for each share of Class A Common Stock or Class B Common Stock held, one share of newly issued Class C Common Stock or, at each stockholder's election subject to a limitation, $7.63 in cash (the "Cash Election"). Holders of options to purchase CCI's Class A Common Stock or Class B Common Stock with an exercise price of less than $7.63 received for each such option they held, an equivalent option to purchase Class C Common Stock or, at each such optionholder's election and subject to a limitation, cash equal to the difference between $7.63 and the exercise price per share of such option. The number of shares of Class C Common Stock owned by Products Corporation after the Merger constitutes approximately 85% of the outstanding Class C Common Stock after giving effect to the Cash Election.

         The Merger was accounted for as a reverse acquisition, using the purchase method of accounting, for a purchase price of approximately $27,905. This amount was allocated to the assets of CCI acquired and liabilities of CCI assumed to the extent of Products Corporation's ownership interest based upon their estimated fair values. The excess of acquisition cost over estimated fair value of CCI's net tangible assets of $3,280 has been allocated to goodwill and is being amortized over 40 years. As a result of the Merger, the Company incurred costs of approximately $6,800, which costs were included in the purchase price of CCI and primarily related to direct costs of the acquisition, closing certain CCI stores and severance benefits for certain CCI employees. As of June 27, 1998, approximately $2,183 of these direct costs remained in accrued liabilities and other long-term liabilities.


(4)  LONG TERM DEBT

         The Company's current credit facility was amended as of March 28, 1998 to, among other things, adjust the interest rate to LIBOR plus 2.50% per annum or the bank's prime rate plus 0.75% per annum and amend certain financial covenants.

          The outstanding balance of the Company's credit facility is reflected as current debt since it expires in less than one year on April 30, 1999. The Company intends to refinance its credit facility, although no assurance can be given that such refinancing will be consummated or if consummated, will be consummated on favorable terms.

                           THE COSMETIC CENTER, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except per share data)

         The credit facility, which expires on April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the credit facility. Availability under the credit facility varies with the borrowing base. As of June 27, 1998, $41.8 million was outstanding and an additional $3.5 million was available for borrowing under the credit facility.

         As a result of the Company's operating losses, the Company obtained a waiver of compliance with the financial covenants contained in its credit facility as of June 27,1998. The Company is in discussions with its lenders for an amendment to the financial covenants contained in its credit facility. There can be no assurances that the Company will obtain such amendment or if obtained, that such amendment will be on favorable terms.


(5) SUBSEQUENT EVENTS

         In order to provide for its liquidity needs and to fund its new business strategy, following the end of the second quarter, the Company borrowed $5 million from Products Corporation. Such borrowings bear interest at 9.25% and may be repaid following demand by Products Corporation in whole or in part only if after such repayment the Company has a certain minimum availability under its credit facility. Such amount is in addition to the "Notes payable - Products Corporation" and "Accounts payable to Products Corporation".

(6) RESTRUCTURING CHARGES

         The Company incurred one-time charges, resulting in an accrual of $10.5 million for the three months ended June 27, 1998. These charges include write-offs of $6.6 million for inventory, primarily resulting from remerchandising plans related to the Company's new strategic plan, and $3.9 million of SG&A (as defined below) related write-offs of which $2.3 million related to severance and other employment costs and $1.6 million related to other charges in connection with the implementation of the Company's new strategic plan.

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

         On April 25, 1997, PFC, then a wholly owned subsidiary of Products Corporation, merged with and into CCI, with the Company being the surviving corporation. The Merger has been accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered to be the acquiring entity and CCI the acquired entity for accounting purposes, even though CCI was the surviving legal entity. The historical financial statements and all other financial data included herein of the Company for the period prior to the Merger include the results of operations of PFC only, and for the period subsequent to the Merger include the results of operations and other financial data of both entities. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

         The Company operates in a single business segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name Beauty Products at discounted prices. As of June 27, 1998, the Company operated 60 retail stores and 192 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, primarily at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers and department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products.

         The Company has been experiencing declining comparable store sales resulting in losses due primarily to difficulties in the integration of the operations of CCI and PFC. In the second quarter of 1998, the Company initiated the implementation of a new strategic plan intended to focus on improving financial and operating performance. The Company's strategic plan is intended to increase sales, enhance profitability and improve operational performance through, among other things, (i) strengthening the organization, including hiring a new President and Chief Executive Officer with significant experience in the retail industry, (ii) remerchandising stores to improve sales and productivity by implementing newly developed, rationalized planograms which are expected to have an updated appeal with a focus on differentiation from the competition, (iii) opening new stores in high growth, densely populated, middle-to-higher income regions, (iv) closing stores which do not meet financial return expectations, (v) developing a new store prototype to provide the Company's customers with a more pleasant shopping experience, (vi) focusing on operational disciplines intended to improve inventory controls and increase warehouse and distribution efficiencies and (vii) improving information systems by, among other things, upgrading the Company's merchandise management and financial systems and introducing scanning into stores.

         The Company incurred one-time charges, resulting in an accrual of $10.5 million for the three months ended June 27, 1998. These charges include write-offs of $6.6 million for inventory, primarily resulting from remerchandising plans related to the Company's new strategic plan and $3.9 million of SG&A (as defined below) related write-offs of which, $2.3 million related to severance and other employment costs and $1.6 million related to other charges in connection with the implementation of the Company's new strategic plan.


RESULTS OF OPERATIONS

         Net sales for the three months ended June 27, 1998 were $39.5 million, an increase of $3.0 million, or 8.2%, from the $36.5 million in net sales for the three months ended June 27, 1997. Net sales for the six months ended June 27, 1998 were $77.4 million, an increase of $28.1 million, or 57.0%, from the $49.3 million in net sales for the six months ended June 27, 1997. The increase in net sales for both periods was attributable primarily to incremental sales resulting from the Merger with CCI, which contributed approximately $25.1 million for the three months ended June 27, 1998 and $50.8 million for the six months ended June 27, 1998 compared with $21.4 million from the date of the Merger to June 27, 1997. The increase in net sales from the Merger was offset, primarily, by a decline in comparable store sales. On a proforma basis for the Merger, comparable store sales for the three months ended June 27, 1998 declined to $38.1 million from $41.2 million for the three months ended June 27, 1997 and on a proforma basis, comparable store sales for the six months ended June 27, 1998 declined to $74.1 million from $78.4 million for the six months ended June 27, 1997. The decline in comparable store sales resulted primarily from disruptions resulting from the Merger and the integration of the operations of CCI and PFC, sales declines in older stores and stores in malls and shopping centers experiencing sales declines and increased competitive activity.

         Cost of sales, including buying, occupancy and distribution expenses ("COS"), excluding the impact of one-time charges of $6.6 million which are more fully described above, were $31.0 million (78.5% of net sales) for the three months ended June 27, 1998 compared to $25.0 million (68.4% of net sales) for the three months ended June 27, 1997. COS, excluding the impact of such one-time charges, were $59.8 million (77.3% of net sales) for the six months ended June 27, 1998 compared to $33.7 million (68.2% of net sales) for the six months ended June 27, 1997. COS as a percentage of net sales, excluding one time charges for the three and six months ended June 27, 1998 increased primarily as a result of higher COS in the CCI stores included from the date of the Merger associated with the product mix in such stores. Including the effect of inventory write-offs, COS was $37.6 million for the three months ended
June 27, 1998 and $66.4 million for the six months ended June 27, 1998.

         Selling, general and administrative ("SG&A") expenses, excluding the impact of one-time charges of $3.9 million which are more fully described above, were $12.8 million (32.4% of net sales) for the three months ended June 27, 1998 compared to $11.7 million (32.1% of net sales) for the three months ended June 27, 1997. SG&A expenses, excluding the impact of such one-time charges, were $26.4 million (34.1% of net sales) for the six months ended June 27, 1998 compared to $18.4 million (37.3% of net sales) for the six months ended June 27, 1997. SG&A expenses as a percentage of net sales decreased for the six months ended June 27, 1998 compared with the prior year period primarily due to the inclusion of the CCI operations and the benefit of certain synergies achieved as a result of the consolidation

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


of CCI and PFC. Including the effect of one-time charges, SG&A expenses would have been $16.7 million for the three months ended June 27, 1998 and $30.3 million for the six months ended June 27, 1998.

         Interest expense was $1.3 million for the three months ended June 27, 1998 compared to $0.9 million for the three months ended June 27, 1997 and $2.6 million for the six months ended June 27, 1998 compared to $1.2 million for the six months ended June 27, 1997. The increase in interest expense for the 1998 periods is primarily attributable to higher borrowings under the Company's credit facility.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash (used for) provided by operating activities was ($4.6) million for the six months ended June 27, 1998 and $0.5 million for the six months ended June 27, 1997. The increase in cash used for operating activities in the 1998 period compared with the 1997 period resulted primarily from the increase in the net loss of the Company in the 1998 period, partially offset by a decrease in inventories.

         Net cash used for investing activities was $1.2 million and $21.0 million for the six months ended June 27, 1998 and June 27, 1997, respectively. The decrease in cash used for investing activities during the 1998 period compared with the 1997 period is due to the cash used in the Merger during the 1997 period.

         Net cash provided by financing activities was $2.9 million for the six months ended June 27, 1998 compared with $19.8 million for the six months ended June 27, 1997. The decrease in the 1998 period compared with the 1997 period resulted primarily from reduced borrowings under the credit facility as borrowings under the Company's credit facility were used to fund the Merger during the six months ended June 27, 1997. The credit facility, which expires on April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the credit facility. Availability under the credit facility varies with the borrowing base. As of June 27, 1998, $41.8 million was outstanding and an additional $3.5 million was available for borrowing under the credit facility.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the credit facility. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, costs to implement the Company's strategic plan, capital expenditures and debt service on the Company's credit facility.

         As a result of the Company's operating losses, the Company obtained a waiver of compliance with the financial covenants contained in its credit facility as of June 27, 1998. The Company is in discussions with its lenders for an amendment to the financial covenants contained in its credit facility. There can be no assurances that the Company will obtain such amendment or, if obtained, that such amendment will be on favorable terms. In addition, to provide for its liquidity needs and to fund its new business strategy, following the end of the second quarter, the Company borrowed $5 million from Products Corporation. Such borrowings bear interest at 9.25% and may be repaid following demand by Products Corporation in whole or in part only if after such repayment the Company has certain minimum availability under its credit facility.

         The outstanding balance of the Company's credit facility is reflected as current debt since it expires in less than one year on April 30, 1999. The Company intends to refinance its credit facility, although no assurance can be given that such refinancing will be consummated or if consummated, will be consummated on favorable terms.

         Based upon the Company's current level of operations and anticipated growth as a result of its strategic plan, the Company is unable to predict whether cash flows from operations and funds from the credit facility will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


reducing or delaying capital or other expenditures, store openings and closings or other aspects of the Company's strategic plan, borrowing additional funds, or restructuring indebtedness, selling assets or operations, issuing additional shares of capital stock of the Company or seeking capital contributions from third parties or affiliates. There can be no assurance that any of such actions could be effected or effected on favorable terms, that if effected they would enable the Company to continue to satisfy its cash requirements or that they would be permitted under the terms of the credit facility or the Products Corporation or REV Holdings Inc. debt instruments then in effect.

         The Company estimates that capital expenditures for the remainder of 1998 will be approximately $3.1 million, including upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, the Company may be required to pay Products Corporation amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state and local tax returns. The Company currently anticipates that no significant federal tax payments or payments in lieu of federal taxes pursuant to the tax sharing agreement will be made by the Company for 1998.

         In addition, Products Corporation has announced that it is implementing its previously announced strategy of withdrawing from operating retail stores and has determined to dispose of its 85% interest in the Company. As a result of Products Corporation's determination, the Company has determined to explore its strategic alternatives. There can be no assurance that any strategic alternative will be consummated or, if consummated, as to the terms of any such strategic alternative.


FORWARD LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended June 27, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. Any statment in this Form 10-Q that is not historical should be considered forward-looking. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, statements regarding anticipated growth in sales, profit enhancement and improved operational performance, costs to integrate further the operations of CCI and PFC, costs associated with anticipated store openings, closings and relocations and otherwise, implementing the Company's strategic plan, costs to expand the operations of the Company, capital expenditures including information system upgrades, the Company's intent to refinance the credit facility and amend financial covenants in the credit facility, the Company's intent to explore strategic alternatives, expectations as to the Company's cash flows from operations and the availability of funds from the credit facility, and borrowing additional funds and restructuring indebtedness, capital contributions or loans from affiliates or third parties, and the sale of assets or additional shares of the Company. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" or similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) the unavailability of funds from the credit facility or sufficient cash flows from operations, or the inability to secure capital contributions or loans from affiliates or the inability to sell assets or additional shares of the Company to affiliates or third parties to fund the Company's cash requirements, (ii) lack of success of the Company's new marketing and advertising initiatives in maintaining or increasing the Company's customer base, (iii) unanticipated costs or difficulties or delays in increasing net sales, or negative effects on net sales as a result of new store prototypes and remerchandising efforts, (iv) unanticipated costs or difficulties or delays in integrating further the operations of CCI and PFC,
(v) unanticipated costs or difficulties or delays in connection with store openings, closings, remodelings or relocations, (vi) unanticipated capital expenditures arising from implementation of the Company's strategic plan,
(vii) unanticipated costs or difficulties or delays in implementing the new management information systems, including scanning, (viii) lack of success in reducing costs

                           THE COSMETIC CENTER, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


through improved inventory and warehouse efficiencies, (ix) actions by competitors, including combinations within the retail industry, pricing pressure, marketing initiatives or successful new retail store concepts, (x) the lack of commercial success of the Company's salon arrangement, (xi) the unavailability of product or the loss of suppliers, including secondary source suppliers, (xii) unanticipated costs or difficulties or delays in implementing the Company's strategic plan or lack of success of the Company's strategic plan, (xiii) general business and economic conditions, as well as other factors described from time to time in the Company's reports filed with Commission,
(xiv) inability to obtain an amendment to the Company's credit facility or the terms of any such amendment or the inability to refinance such credit facility when due and (xv) the results of the Company's efforts to pursue strategic alternatives, including disruption to the Company's business as a result of such efforts, whether any strategic alternatives will ultimately be pursued or entered into or the terms of any such strategic alternatives. The Company assumes no responsibility to update forward looking information contained herein.

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

   PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1998 Annual Meeting of Stockholders was held on May 5, 1998. Three Class III Directors were elected at the meeting: I. Howard Diener, David N. Dinkins and Harvey S. Rosenthal. All of the Class III Directors were elected without opposition. There were no broker non-votes. The only other matter voted on was the ratification of the appointment by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for 1998.

    The tabulation of votes for each matter is as follows:

1.  Election of Directors:


    Nominees for Director       For                 Withheld
    ---------------------       ---                 --------

      I. Howard Diener       9,204,609                 404
      David N. Dinkins       9,204,584                 429
      Harvey S. Rosenthal    9,204,609                 404



2.  Ratification of Independent Certified Public Accountants:
                              For               Against                Abstain
                              ---               -------               --------

                           9,204,753                0                     260



         In June 1998, Mr. Diener resigned from the Board and as President and Chief Executive Officer and Ms. Mary Elizabeth Burton was elected a Class III Director by the Board to fill such vacancy. Ms. Burton was also elected by the Board as President and Chief Executive Officer.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

         4.1 - Waiver and Amendment No. 2 dated as of June 27, 1998 to the Loan and Security Agreement dated as of April 25, 1997, as amended, by and among the Company, BankAmerica Business Credit, Inc., as agent, and the lenders that are party thereto.

         10.1 - Employment agreement dated as of June 8, 1998 between the Company and Mary Elizabeth Burton.

     (b) REPORTS ON FORM 8-K - None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE COSMETIC CENTER, INC.
                           -------------------------
                                  (Registrant)


By :                                         By:
    -------------------------------------       -------------------------------
    MARY ELIZABETH BURTON                       DWIGHT W. CRAWLEY
    President and Chief Executive Officer       Senior Vice President - Finance,
                                                Chief Financial Officer and
                                                Chief Accounting Officer

Dated:   August __, 1998