Form 10-Q
period 1998-09-26
COSMETIC CENTER INC
filed 1998-11-09
CIK 793520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 26, 1998

                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from__________________  to  _______________

                         Commission file number 0-14756

                           THE COSMETIC CENTER, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    52-1266697
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

       8700 ROBERT FULTON DRIVE,
         COLUMBIA, MARYLAND                              21046
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 410-309-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

As of September 26, 1998, 10,025,601 shares of Class C Common Stock, par value $.01 per share, and no shares of Class A Common Stock, par value $.01 per share, or Class B Common Stock, par value $.01 per share, were outstanding.

                                           THE COSMETIC CENTER, INC.
                                      UNAUDITED CONDENSED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     SEPTEMBER 26,       DECEMBER 27,
                                ASSETS                                   1998               1997
                                                                    --------------     -------------
                                                                               (Unaudited)
Current assets:
          Cash....................................................      $    2,747       $      5,359
          Accounts receivable, net................................           1,556              1,320
          Inventories.............................................          78,311             88,976
          Deferred tax assets.....................................           2,794              2,879
          Prepaid expenses and other..............................             108                179
                                                                    ---------------    ---------------
              Total current assets................................          85,516             98,713
 Property and equipment, net......................................          12,878             14,172
 Other assets.....................................................             870              1,031
 Intangible assets related to businesses acquired, net............           4,404              4,494
                                                                    ---------------    ---------------
             Total assets.........................................     $   103,668       $    118,410
                                                                    ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable.........................................     $    16,054       $     17,234
         Accrued expenses and other...............................          10,139              9,715
         Accounts payable to Products Corporation.................          11,624              2,500
         Note payable - Bank......................................          36,024               --
         Notes payable - Products Corporation.....................          20,255               --
                                                                    ---------------    ---------------
               Total current liabilities..........................          94,096             29,449
Note Payable - Products Corporation...............................           --                13,255
Long-term debt....................................................           --                38,954
Other long-term liabilities.......................................           1,337              2,065

Stockholders' equity:
         Class A common stock, $.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding..........           --               --
         Class B common stock, $.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding..........           --               --
         Class C common stock, $.01 par value; 40,000,000 shares
            authorized; 10,025,601 and 10,015,101, respectively,
            issued and outstanding................................             100                100
         Additional paid in capital...............................          39,334             39,291
         Accumulated deficit......................................         (31,199)            (4,704)
                                                                    ---------------    ---------------
             Total stockholders' equity...........................           8,235             34,687
                                                                    ---------------    ---------------
             Total liabilities and stockholders' equity...........    $    103,668          $ 118,410
                                                                    ===============    ===============

                          See Notes to Unaudited Condensed Financial Statements.

                                         THE COSMETIC CENTER, INC.
                              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 26,                     SEPTEMBER 26,
                                                                     ----------------------------      ----------------------------
                                                                          1998           1997               1998           1997
                                                                     ------------   -------------      ------------   -------------
Net sales........................................................    $    40,653       $  45,355         $ 118,047       $ 94,687
                                                                     ------------   -------------      ------------   -------------

Cost of sales, including buying, occupancy and distribution......         30,845          32,250            97,205         65,908

Selling, general and administrative expenses.....................         13,159          13,330            43,464         31,732

Business consolidation costs.....................................            -               -                 -            4,000
                                                                     ------------   -------------      ------------   -------------

Operating expenses...............................................         44,004          45,580           140,669        101,640
                                                                     ------------   -------------      ------------   -------------

Loss from operations.............................................         (3,351)           (225)          (22,622)        (6,953)

Interest expense.................................................         (1,331)         (1,120)           (3,945)        (2,292)

Other income (expense), net......................................             21              26                72            (38)
                                                                     ------------   -------------      ------------   -------------

Loss from operations before income taxes.........................         (4,661)         (1,319)          (26,495)        (9,283)

Provision for income taxes.......................................            -               -                 -               20
                                                                     ------------   -------------      ------------   -------------

Net loss.........................................................    $    (4,661)       $ (1,319)       $  (26,495)       $(9,303)
                                                                     ============   =============      ============   =============

Basic and diluted loss per common share:
              Net loss...........................................    $     (0.46)       $  (0.13)        $   (2.64)       $ (1.00)
                                                                     ============   =============      ============   =============

Basic and diluted weighted average
              common shares outstanding..........................     10,025,601      10,015,101        10,022,870      9,345,665
                                                                     ============   =============      ============   =============

                          See Notes to Unaudited Condensed Financial Statements.

                                             THE COSMETIC CENTER, INC.
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                          ---------------------------
                                                                          SEPTEMBER 26, SEPTEMBER 26,
CASH FLOWS FROM OPERATING ACTIVITIES:                                         1998         1997
                                                                          ------------- -------------
     Net loss...........................................................    $(26,495)   $ (9,303)
     Adjustments to reconcile net loss to
          net cash (used for) provided by operating activities:
        Depreciation and amortization...................................       3,312       2,839
        Inventory write-down............................................       6,598        --
        Change in assets and liabilities, net of aquired assets and liabilities:
             Increase in accounts receivable, net.......................        (236)       (194)
             Decrease (increase) in inventories.........................       4,067      (5,902)
             Decrease in prepaid expenses and other current assets......         156         819
             Decrease in other assets...................................         161         804
             (Decrease) increase in accounts payable....................      (1,180)     11,324
             Increase in accrued expenses and other.....................         424       1,340
             Increase in accounts payable to Products Corporation.......       9,124        --
             Decrease in other long-term liabilities....................        (728)     (2,480)
                                                                            --------    --------
     Net cash used for operating activities.............................      (4,797)       (753)
                                                                            --------    --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............................................      (1,928)     (3,463)
     Acquisition of business, net of cash acquired......................        --       (19,883)
                                                                            --------    --------
     Net cash used for investing activities.............................      (1,928)    (23,346)
                                                                            --------    --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments to) borrowings from bank...........................      (2,930)     23,271
     Increase in notes payable - Products Corporation...................       7,000         940
     Exercise of  stock option..........................................          43        --
                                                                            --------    --------
     Net cash provided by financing  activities.........................       4,113      24,211
                                                                            --------    --------

     Net (decrease) increase in cash....................................      (2,612)        112
     Cash at beginning of period........................................       5,359       3,479
                                                                            --------    --------

     Cash at end of period..............................................    $  2,747    $  3,591
                                                                            ========    ========

     Supplemental schedule of cash flow information:
        Cash paid during the period for:
             Interest...................................................    $  3,689    $  1,356
             Income taxes, net of refunds...............................          16          36

                          See Notes to Unaudited Condensed Financial Statements.

                           THE COSMETIC CENTER, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

         The Cosmetic Center, Inc. (the "Company") operates in one segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name cosmetics, fragrances, skincare and treatment, haircare, bath and body, personal care appliances, hosiery, beauty care and related items (sometimes referred to herein as "Beauty Products") primarily at discounted prices. As of September 26, 1998, the Company operated 60 retail stores and 193 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, primarily at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers and department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products.

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

         The accompanying Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring adjustments other than the charges described in Note 5) necessary for a fair presentation have been made. In the Unaudited Condensed Financial Statements, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of results to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The only component of comprehensive income for the Company is net income (loss).

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Due to the similarity in type of product and method of distribution of products for CCI and PFC stores, and the similarity of customers for the products, the Company's financial reports are presented as a single operating segment.

         The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore do not effect the Company's financial position or results of operations.

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

         The Merger was accounted for as a reverse acquisition, using the purchase method of accounting, for a purchase price of approximately $27,905. This amount was allocated to the assets of CCI acquired and liabilities of CCI assumed to the extent of Products Corporation's ownership interest based upon their estimated fair values. The excess of acquisition cost over estimated fair value of CCI's net tangible assets of $3,280 has been allocated to goodwill and is being amortized over 40 years. As a result of the Merger, the Company incurred costs of approximately $6,800, which costs were included in the purchase price of CCI and primarily related to direct costs of the acquisition, closing certain CCI stores and severance benefits for certain CCI employees. As of September 26, 1998, approximately $1,900 of these direct costs remained in accrued liabilities and other long-term liabilities.

(4) LONG-TERM DEBT

         As a result of the Company's operating losses, on September 25, 1998, the financial covenants in the Company's credit facility were amended. The credit facility carries interest at a rate of LIBOR plus 2.50% per annum or the agent bank's prime rate plus 0.75% per annum.

          The outstanding balance of the Company's credit facility is reflected as current debt since it expires in less than one year on April 30, 1999. The Company intends to refinance its credit facility, although no assurance can be given that such refinancing will be consummated or if consummated, will be consummated on favorable terms.

         The credit facility provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the credit facility. Availability under the credit facility varies with the borrowing base. As of September 26, 1998 and October 31, 1998, $36.0 million and $42.2 million, respectively, was outstanding under the credit facility and an additional $6.9 million and $5.8 million, respectively, was available for borrowing under the credit facility.

         In order to provide for its liquidity needs and to fund its strategic initiatives, during the third quarter, the Company borrowed $7 million from Products Corporation, $5 million of which had previously been disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998. Such borrowings bear interest at 9.25% and may be repaid following demand by Products Corporation in whole or in part only if after such repayment the Company has a certain minimum availability under its credit facility. These borrowings are in addition to the "Accounts payable to Products Corporation."

(5)   CHARGES RELATED TO STRATEGIC INITIATIVES

         The Company incurred charges related to the implementation of certain strategic initiatives, resulting in an accrual of $10.5 million during the second quarter of 1998. These charges include write-offs of $6.6 million for inventory, primarily resulting from remerchandising plans related to the Company's new strategic plan, and $3.9 million of SG&A (as defined below) related write-offs of which $2.3 million related to severance and other employment costs and $1.6 million related to other charges in connection with the implementation of the Company's new strategic plan. As of September 26, 1998, $3.1 million and $2.3 million of these charges remained in inventory reserves and accrued expenses, respectively.

(6) SUBSEQUENT EVENTS

         The Company announced that it received a letter from the Nasdaq (as defined below) stating that the Class C Common Stock of the Company will be delisted from the Nasdaq National Market at the opening of business on November 11, 1998 for failure to satisfy the continuing listing requirement that the minimum value of publicly held shares is at least $5 million. The Company has petitioned the Nasdaq for a waiver from such listing requirements and the de-listing of the Company's Class C Common Stock will be stayed during the review of such petition by the Nasdaq. There can be no assurance that such petition will be successful.

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

         The Company operates in a single business segment as a specialty retailer primarily engaged in the sale of a wide range of prestige and mass-merchandised brand name Beauty Products primarily at discounted prices. As of September 26, 1998, the Company operated 60 retail stores and 193 outlet stores in 42 states. Retail stores operate in strip shopping centers and sell, primarily at discount prices, an extensive selection of first quality Beauty Products that are usually found in mass market retailers and department stores. Outlet stores operate in outlet centers and sell, at deep discount prices, a wide range of first quality, first quality excess, returned, refurbished and discontinued brand name Beauty Products.

         The Company has been experiencing declining comparable store sales and increasing losses. In the second quarter of 1998, the Company initiated the implementation of strategic initiatives intended to focus on improving financial and operating performance. The Company's strategic plan is intended to increase sales, enhance profitability and improve operational performance through, among other things, (i) strengthening the organization, including hiring a new President and Chief Executive Officer with significant experience in the retail industry, (ii) remerchandising stores to improve sales and productivity by implementing newly developed, rationalized planograms which are expected to have an updated appeal with a focus on differentiation from the competition, (iii) opening new stores in high growth, densely populated, middle-to-higher income regions, (iv) closing stores which do not meet financial return expectations, (v) developing a new store prototype to provide the Company's customers with a more pleasant shopping experience, (vi) focusing on operational disciplines intended to improve inventory controls and increase warehouse and distribution efficiencies and (vii) improving information systems by, among other things, upgrading the Company's merchandise management and financial systems and introducing product scanning into stores. There can be no assurance that the Company's strategic initiatives will be successful. If such strategic initiatives are unsuccessful, the Company may be required to adopt one or more alternatives including but not limited to reducing or delaying one or more aspects of such strategic alternatives, selling assets or operations, or closing stores.

         The Company incurred charges related to the implementation of certain strategic initiatives, resulting in an accrual of $10.5 million in the second quarter of 1998. These charges included write-offs of $6.6 million for inventory, primarily resulting from remerchandising plans related to the Company's new strategic plan and $3.9 million of SG&A (as defined below) related write-offs, of which $2.3 million related to severance and other employment costs and $1.6 million related to other charges in connection with the implementation of the Company's new strategic plan. As of September 26, 1998, $3.1 million and $2.3 million of these charges remained in inventory reserves and accrued expenses, respectively.

RESULTS OF OPERATIONS

         Net sales for the three months ended September 26, 1998 were $40.7 million, a decrease of $4.7 million, or 10.4%, from the $45.4 million in net sales for the three months ended September 26, 1997. Net sales for the nine months ended September 26, 1998 were $118.0 million, an increase of $23.3 million, or 24.6%, from the $94.7 million in net sales for the nine months ended September 26, 1997. The decrease in net sales for the three months ended September 26, 1998 was attributable primarily to a decline in comparable store sales and a reduction in the number of stores compared with the prior period. Comparable store sales for the three months ended September 26, 1998 declined to $39.1 million from $42.4 million for the three months ended September 26, 1997. Comparable store sales declined for the third quarter primarily due to sales declines in older stores and stores in certain underperforming malls and strip shopping centers, increased competitive activity, as well as reduced advertising, disruptions due to the remerchandising program, a planned reduction in stock keeping units to eliminate unprofitable or low-margin merchandise and a decline in prestige brand offerings. The increase in net sales for the nine months ended September 26, 1998 was attributable primarily to incremental sales resulting from the Merger with CCI, in which CCI contributed approximately $73.6 million for the nine months ended September 26, 1998 compared with $49.6 million from the date of the Merger to September 26, 1997, offset in part primarily by a decline in comparable store sales and a reduction in the number of stores compared with the prior period. On a proforma basis, comparable store sales for the nine months ended September 26, 1998 declined to $113.2 million from $120.8 million for the nine months ended September 26, 1997 due primarily to the reasons set forth above for the three month period ended September 26, 1998, as well as disruptions resulting from the Merger and the integration of the operations of CCI and PFC.

         Cost of sales, including buying, occupancy and distribution expenses ("COS"), were $30.8 million (75.9% of net sales) for the three months ended September 26, 1998 compared to $32.3 million (71.1% of net sales) for the three months ended September 26, 1997. COS as a percentage of net sales for the three months ended September 26, 1998 increased primarily as a result of the planned markdown program to sell-through slow moving and discontinued merchandise, and product mix. COS for the nine months ended September 26, 1998, excluding the impact of the inventory charges taken in the second quarter of 1998, were $90.6 million (76.7% of net sales) compared to $65.9 million (69.6% of net sales) for the nine months ended September 26, 1997. COS as a percentage of net sales, excluding the impact of inventory charges, increased for the nine months ended September 26, 1998 over the comparable 1997 period due to the planned markdown program to sell-through slow moving and discontinued merchandise, product mix and the higher COS in the CCI stores included from the date of the Merger. Including the effect of the inventory charges taken in the second quarter of 1998, COS were $97.2 million for the nine months ended September 26, 1998.

         Selling, general and administrative ("SG&A") expenses were $13.2 million (32.4% of net sales) for the three months ended September 26, 1998 compared to $13.3 million (29.4% of net sales) for the three months ended September 26, 1997. SG&A expenses as a percent of net sales for the three months ended September 26, 1998 increased due to lower net sales. SG&A expenses for the nine months ended September 26, 1998, excluding the impact of the charges taken in the second quarter of 1998, were $39.6 million (33.5% of net sales) compared to $31.7 million (33.5% of net sales) for the nine months ended September 26, 1997. Including the impact of the charges taken in the second quarter of 1998, SG&A expenses for the nine months ended September 26, 1998, were $43.5 million (36.8% of net sales).

         Interest expense was $1.3 million for the three months ended September 26, 1998 compared to $1.1 million for the three months ended September 26, 1997 and was $3.9 million for the nine months ended September 26, 1998 compared to $2.3 million for the nine months ended September 26, 1997. The increase in interest expense for the 1998 periods is primarily attributable to higher borrowings under the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $4.8 million for the nine months ended September 26, 1998 and $0.8 million for the nine months ended September 26, 1997. The increase in the 1998 period compared with the 1997 period resulted primarily from the increase in the net loss of the Company in the 1998 period, partially offset by a decrease in inventories and an increase in accounts payable.

         Net cash used for investing activities was $1.9 million and $23.3 million for the nine months ended September 26, 1998 and September 26, 1997, respectively. The decrease in cash used for investing activities during the 1998 period compared with the 1997 period is primarily due to lower capital expenditures in the 1998 period as well as the cash used in the Merger during the 1997 period.

         Net cash provided by financing activities was $4.1 million for the nine months ended September 26, 1998 compared with $24.2 million for the nine months ended September 26, 1997. The decrease in the 1998 period compared with the 1997 period resulted primarily from the net repayment of borrowings under the credit facility in the 1998 period partially offset by increased borrowings from Products Corporation in the 1998 period, compared with borrowings under the Company's credit facility in the 1997 period which were used to fund the Merger.

         The credit facility, which expires on April 30, 1999, provides up to $70 million of revolving credit tied to a borrowing base of 65% of eligible inventory, as defined in the credit facility. Availability under the credit facility varies with the borrowing base. As of September 26, 1998 and October 31, 1998, $36.0 million and $42.2 million, respectively, was outstanding under the credit facility and an additional $6.9 million and $5.8 million, respectively, was available for borrowing under the credit facility.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the credit facility. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, costs to implement the Company's strategic plan, capital expenditures, debt service and principal repayment on the Company's credit facility at maturity on April 30, 1999.

         As a result of the Company's operating losses, on September 25, 1998, the financial covenants in the Company's credit facility were amended. The credit facility carries interest at a rate of LIBOR plus 2.50% per annum or the agent bank's prime rate plus 0.75% per annum. The outstanding balance of the Company's credit facility is reported as a current liability since it expires on April 30, 1999. The Company intends to refinance its credit facility, although no assurance can be given that such refinancing will be consummated or, if consummated, will be consummated on favorable terms.

         To provide for its liquidity needs and to fund its new strategic initiatives, the Company borrowed $7 million from Products Corporation during the three months ended September 26, 1998, $5 million of which had previously been disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998. Such borrowings bear interest at 9.25% and may be repaid following demand by Products Corporation in whole or in part only if after such repayment the Company has certain minimum availability under its credit facility.

         Based upon the Company's current level of operations and anticipated growth as a result of its strategic initiatives, the Company is unable to predict whether cash flows from operations and funds from its credit facility will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital or other expenditures, store openings, or other aspects of the Company's strategic initiatives, borrowing additional funds, restructuring indebtedness, selling assets or operations or closing stores, issuing additional shares of capital stock of the Company or seeking capital contributions from third parties or affiliates. There can be no assurance that any of such alternatives could be adopted or that they could be adopted on favorable terms, or if adopted they would enable the Company to continue to satisfy its cash requirements or that they would be permitted under the terms of the credit facility or the Products Corporation or REV Holdings Inc. debt instruments then in effect.

         The Company estimates that capital expenditures for the fourth fiscal quarter of 1998 are expected to be approximately $2.3 million, including upgrades to the Company's information systems. Pursuant to a tax sharing agreement, the Company may be required to pay Products Corporation amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state and local tax returns. The Company currently anticipates that no significant federal tax payments or payments in lieu of federal taxes pursuant to the tax sharing agreement will be made by the Company for 1998.

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

         The Company announced that it received a letter from the Nasdaq Stock Market, Inc. (the "Nasdaq") stating that the Class C Common Stock of the Company will be delisted from the Nasdaq National Market at the opening of business on November 11, 1998 for failure to satisfy the continuing listing requirement that the minimum value of publicly held shares is at least $5 million. The Company has petitioned the Nasdaq for a waiver from such listing requirements and the de-listing of the Company's Class C Common Stock will be stayed during the review of such petition by the Nasdaq. There can be no assurance that such petition will be successful.

YEAR 2000

         The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information technology systems; (b) non-information technology systems (including point of sale systems and other embedded systems); and (c) business partner readiness (including customers, inventory and non-inventory suppliers, banks, insurance companies and tax and other governmental agencies). The Company has designated the Company's Chief Financial Officer and Vice President of Information Systems to oversee the process.

         The Company has identified potential deficiencies related to Year 2000 in its information systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the third quarter of 1999. In respect to other equipment with date sensitive operating controls such as HVAC, security and other similar systems, the Company is in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these systems in the third quarter of 1999. As for business partners, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, customers and other strategic business partners, including banks and insurance companies. This process includes the solicitation of written responses to questionnaires and/or meetings with certain of such third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

         The Company has determined to upgrade its merchandising, distribution, and financial information systems due to, among other things, their age and absence of functionality that the Company views as important. Such new information systems will be Year 2000 compliant. The expenditures for such upgrade is expected to be $1.5 million, of which $.4 million has been spent, and $.2 million will be spent in the fourth quarter of 1998 and $.9 million will be spent in 1999. Based upon the Company's current estimates, any additional out-of-pocket costs of its Year 2000 program are expected to be immaterial. These additional costs are expected to be incurred primarily in 1999 and include third party consultants, remediation or replacement of PC based store controller and cash register software and replacement or remediation of embedded systems. The Company intends to develop contingency plans in the event the Year 2000 compliant information systems are not expected to be installed and running by the end of 1999.

         At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonably likely worst case Year 2000 scenario. A reasonably likely worst case scenario would be the result of failures of the Company's information systems and inability to effectively purchase and/or distribute products or failure of one or more strategic business partners to supply product or other goods and services upon which the Company is dependent, which if continued for more than a brief period, could have a material adverse effect on the Company's results of operations.

         The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve, as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with which the Company relies on directly, or indirectly, to be Year 2000 compliant.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statement in this Form 10-Q that is not historical is a forward-looking statement. The Company's actual results may differ materially from those discussed in such forward-looking statements. Statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" or similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding anticipated growth in sales, profit enhancement and improved operational performance, costs to integrate further the operations of CCI and PFC, costs associated with anticipated store openings, closings and relocations and otherwise, implementing the Company's strategic initiatives, costs to expand the operations of the Company, capital expenditures including information system upgrades, the Company's intent to refinance the credit facility, the Company's intent to explore strategic alternatives, expectations as to the Company's cash flows from operations and the availability of funds from the credit facility, borrowing additional funds and restructuring indebtedness, capital contributions or loans from affiliates or third parties, the sale of assets or operations or closing stores, issuing additional shares of the Company and obtaining a waiver from the Nasdaq. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that have been or may be described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the
Company: (i) the unavailability of sufficient funds from the Company's credit facility, insufficient cash flows from operations, the inability to secure capital contributions or loans from affiliates or the inability to sell assets or additional shares of the Company to affiliates or third parties to fund the Company's cash requirements, (ii) the inability of the Company to refinance, or repay borrowings under, its credit facility upon such facility's expiration on April 30, 1999, or the terms and conditions of any refinancing of the Company's credit facility, (iii) the inability of the Company to satisfy the financial or other covenants in its credit facility, the inability of the Company to obtain any necessary amendments or waivers of such covenants or the terms of any amendments or waivers that may be obtained, (iv) lack of success of the Company's new marketing and advertising initiatives in maintaining or increasing the Company's customer base or net sales, (v) negative effects on net sales as a result of new store prototypes and remerchandising efforts, (vi) unanticipated costs or difficulties or delays in integrating further the operations of CCI and PFC, (vii) unanticipated costs or difficulties or delays in connection with store openings, closings, remodelings or relocations, (viii) unanticipated costs or difficulties or delays in implementing the new information systems, including the merchandising and purchasing systems and product scanning, or in the Company's information systems becoming Year 2000 compliant, (ix) lack of success improving inventory and distribution efficiencies and reducing costs through such efficiencies, (x) actions by competitors, including combinations within the retail industry, expansion of the number of stores of competitors, pricing pressure, marketing initiatives or successful new retail store concepts, (xi) the lack of commercial success of the Company's salon arrangement, (xii) the unavailability of product or the loss of suppliers, including salon product and secondary source suppliers,
(xiii) unanticipated capital expenditures or other costs or difficulties or delays in implementing the Company's strategic initiatives or lack of success of the Company's strategic initiatives, (xiv) general business and economic conditions, (xv) the Company's inability to obtain a waiver of the Nasdaq's listing requirements, (xvi) the results of the Company's efforts to pursue strategic alternatives, including disruption to the Company's business as a result of such efforts, whether any strategic alternatives will ultimately be pursued or entered into or the terms of any such strategic alternatives and
(xvii) the success of the Company's Year 2000 compliance program and that of its strategic business partners. The Company assumes no responsibility to update forward-looking information contained herein.

EFFECT OF NEW ACCOUNTING STANDARD

         In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain development costs of software to be used internally. The effect of adopting the statement and the timing of its adoption have not yet been determined.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a respondent in an arbitration filed by Dromineen Partners LLC ("Dromineen") on September 2, 1998 with the American Arbitration Association. Dromineen and the Company had entered into an agreement for the creation and implementation of a web site for the Company. Dromineen claims that the Company breached its obligations under the web site agreement and seeks alleged out-of-pocket expenses and alleged lost profits pursuant to the contract. The Company believes that the claims are without merit and intends to contest the claims vigorously.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

                4.1 -- Amendment No. 3 dated as of September 25, 1998 to the Loan and Security Agreement dated as of April 25, 1997, as amended, by and among the Company, BankAmerica Business Credit, Inc., as agent, and the lenders that are party thereto.

                10.1 -- The Cosmetic Center, Inc. Amended and Restated 1991 Stock Option Plan.

     (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE COSMETIC CENTER, INC.
                                  (Registrant)

By                                           By
    ---------------------------                 ------------------------
    MARY ELIZABETH BURTON                       DWIGHT W. CRAWLEY
    President and Chief Executive Officer       Senior Vice President - Finance,
                                                Chief Financial Officer and
                                                Chief Accounting Officer

Dated:   November ___, 1998